Form 10-Q
period 1996-06-30
RUTHERFORD-MORAN OIL CORP
filed 1996-08-13
CIK 1012884

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 1996, or


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____

     COMMISSION FILE NUMBER 000-20849

                     RUTHERFORD-MORAN OIL CORPORATION
           (Exact name of registrant as specified in its charter)

               Delaware                              76-0499690
- ----------------------------------        ----------------------------------
  (State or other jurisdiction                     (I.R.S. Employer
 incorporation of organization)                   Identification No.)

            5 Greenway Plaza, Suite 220, Houston, Texas 77046
          (Address of principal executive offices and zip code)

                             (713) 622-5555
           (Registrant's telephone number, including area code)

                              Not Applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                     ---     ---

As of August 13, 1996, there were 25,600,000, shares of common stock, $.01 par value, of the registrant outstanding.

PART 1.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED


                       RUTHERFORD-MORAN OIL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                    December 31,     June 30,
                                                                        1995           1996
                                                                    ------------    ---------
                                                                   (Predecessors)   (Company)
            ASSETS                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                           $   9,831       22,042
  Value added tax refund receivable                                         631        1,677
  Advances to operator                                                    1,002          515
  Other                                                                      35           29
                                                                      ---------      --------
      Total current assets                                               11,499       24,263

Oil and gas properties, at cost
  (full cost method)                                                     55,951       86,496
Office furniture and fixtures                                                58           96
Accumulated depreciation                                                     (7)         (11)
                                                                      ---------      --------
      Net property, plant and equipment                                  56,002        86,581

Deferred costs (net of accumulated amortization of
  $231 and $-0- at December 31, 1995 and June 30, 1996,
  respectively)                                                             168           557
                                                                      ---------      --------
                                                                      $  67,669       111,401
                                                                      ---------      --------
                                                                      ---------      --------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                            $     370           756
  Loans from stockholders                                                 8,490        11,842
  Notes payable to a bank                                                34,385             -
  Due to operator                                                           977         6,927
  Accrued interest on loans from predecessor stockholders                   178             -
                                                                      ---------      --------
      Total current liabilities                                          44,400        19,525

Deferred taxes                                                                -         1,921
Premium on written option                                                     -           557

Stockholders' equity:
  Predecessor capital                                                    24,682             -
  Preferred stock, $0.01 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                               -             -
  Common stock, $0.01 par value, 40,000,000 shares authorized,
   25,000,000 shares issued and outstanding at June 30, 1996                  -           250
  Additional paid-in capital                                                  -        89,190
  Deficit accumulated during the development stage                       (1,413)          (42)
                                                                      ---------      --------
      Total stockholders' equity                                         23,269        89,398

Commitments and contingencies
                                                                      ---------      --------
                                                                      $  67,669       111,401
                                                                      ---------      --------
                                                                      ---------      --------

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                            Three                                       September 21,
                                            months         April 1,        June 18,    1990 (date of
                                            ended          through          through    inception) to
                                           June 30,        June 17,         June 30,      June 30,
                                             1995           1996             1996           1996
                                        --------------   --------------   ----------   -------------
                                        (Predecessors)   (Predecessors)   (Company)
Interest income                           $        2       $        -     $       20     $      186

Expenses:
  Interest expense                                38              136              7            958
  Depreciation expense                             2                1              -             11
  Salaries and wages                              21               74             15            470
  General and administrative                      23              126             40            890
                                          ----------       ----------     ----------     ----------
    Total expenses                                84              337             62          2,329
                                          ----------       ----------     ----------     ----------
    Net loss before taxes                        (82)            (337)           (42)        (2,143)
                                          ----------       ----------     ----------     ----------
Tax Expense                                        -            1,921              -          1,921
                                          ----------       ----------     ----------     ----------
    Net loss                              $      (82)      $   (2,258)    $      (42)    $   (4,064)
                                          ----------       ----------     ----------     ----------
                                          ----------       ----------     ----------     ----------
    Net loss per share                    $        -       $    (0.11)    $        -     $    (0.19)
                                          ----------       ----------     ----------     ----------
                                          ----------       ----------     ----------     ----------

Weighted average number of
 shares outstanding                       21,000,000       21,000,000     25,000,000     21,022,835
                                          ----------       ----------     ----------     ----------
                                          ----------       ----------     ----------     ----------

     See accompanying notes to unaudited consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                             Six                                       September 21,
                                            months       January 1,        June 18,    1990 (date of
                                            ended          through          through    inception) to
                                           June 30,        June 17,         June 30,      June 30,
                                             1995           1996             1996           1996
                                        --------------   --------------   ----------   -------------
                                        (Predecessors)   (Predecessors)   (Company)
Interest income                           $        2       $        -     $       20     $      186

Expenses:
  Interest expense                                75              395              7            958
  Depreciation expense                             2                4              -             11
  Salaries and wages                              42              108             15            470
  General and administrative                      71              180             40            890
                                          ----------       ----------     ----------     ----------
    Total expenses                               190              687             62          2,329
                                          ----------       ----------     ----------     ----------
    Net loss before taxes                       (188)            (687)           (42)        (2,143)
                                          ----------       ----------     ----------     ----------
Tax Expense                                        -            1,921              -          1,921
                                          ----------       ----------     ----------     ----------
    Net loss                              $     (188)      $   (2,608)    $      (42)    $   (4,064)
                                          ----------       ----------     ----------     ----------
                                          ----------       ----------     ----------     ----------
    Net loss per share                    $    (0.01)      $    (0.12)    $        -     $    (0.19)
                                          ----------       ----------     ----------     ----------
                                          ----------       ----------     ----------     ----------

Weighted average number of
 shares outstanding                       21,000,000       21,000,000     25,000,000     21,022,835
                                          ----------       ----------     ----------     ----------
                                          ----------       ----------     ----------     ----------


See accompanying notes to unaudited condensed consolidated financial statements.

                       RUTHERFORD-MORAN OIL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                                   Deficit
                                                                 Common stock                      accumulated
                                                             --------------------    Additional    during the        Total
                                               Predecessor     Shares                  paid-in     development    stockholders'
                                                 capital     outstanding    Amount     capital        stage          equity
                                               -----------   -----------    ------   ----------    -----------    -------------
Balance at December 31, 1994                     $ 16,385              -     $  -     $      -         $  (901)      $15,484

Capital contributions                               8,297              -        -            -               -         8,297

Net loss                                                -              -        -            -            (512)         (512)
                                                ---------    ----------     ----     --------         -------       -------
Balance at December 31, 1995                       24,682              -        -                       (1,413)       23,269

Net loss from January 1, 1996 to
 June 17, 1996 (unaudited)                              -              -        -            -          (2,608)       (2,608)

Transfer of interests and issuance of
 common stock in initial public offering          (24,682)    25,000,000      250      104,680           4,021        84,269

Redemption of Rutherford-Moran
 Exploration Company stock by
 majority shareholders                                  -              -        -      (12,360)              -       (12,360)

Exercise of call option on Thai Romo
 Limited stock                                          -              -        -       (3,130)              -        (3,130)

Net loss from June 18, 1996 to
 June 30, 1996 (unaudited)                              -              -        -            -             (42)          (42)
                                                ---------     ----------     ----     --------         -------       -------
Balance at June 30, 1996 (unaudited)            $       -     25,000,000     $250     $ 89,190         $   (42)      $89,398
                                                ---------     ----------     ----     --------         -------       -------
                                                ---------     ----------     ----     --------         -------       -------

See accompanying notes to unaudited condensed consolidated financial statements.

                      RUTHERFORD-MORAN OIL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                           September 21,
                                                           Six months       January 1,         June 18,    1990 (date of
                                                             ended           through           through     inception) to
                                                            June 30,         June 17,          June 30,       June 30,
                                                              1995             1996              1996           1996
                                                         --------------   -------------       ---------    --------------
                                                         (Predecessors)   (Predecessors)      (Company)
Cash flows from operating activities:
 Net loss                                                  $   (188)          (2,608)             (42)         (4,064)
 Adjustments to reconcile net loss to cash
  used in operating activities:
   Depreciation and amortization                                  2                4               --              11
   Deferred income taxes                                                       1,921               --           1,921
   Changes in working capital                                (1,203)           5,605               --           5,462
                                                           --------          -------          -------         -------
      Cash used in operating activities                      (1,389)           4,922              (42)          3,330

Cash flows from investing activities:
 Investment in oil and gas properties                        (9,184)         (30,377)              --         (86,096)
 Other capital expenditures                                      --              (38)              --             (96)
                                                           --------          -------          -------         -------
      Cash used in investing activities                      (9,184)         (30,415)              --         (86,192)

Cash flows from financing activities:
 Exercise of call option on Thai Romo Limited stock              --               --           (3,130)         (3,130)
 Capital contributions                                          391               --               --          26,488
 Proceeds from initial public offering                           --               --           84,269          84,269
 Redemption of Rutherford-Moran Exploration
  Company stock by majority stockholders                         --               --          (12,360)        (12,360)
 Proceeds from loans from shareholders                          587           15,654               --          24,993
 Payments on loans from shareholders                             --               --          (12,302)        (13,151)
 Capital distributions                                           --               --               --          (2,205)
 Borrowings under bank notes                                  9,479           29,164               --          63,549
 Repayments of bank notes                                        --          (13,885)         (49,664)        (63,549)
                                                           --------          -------          -------         -------
      Cash provided by financing activities                  10,457           30,933            6,813         104,904
                                                           --------          -------          -------         -------
      Net increase (decrease) in cash                          (116)           5,440            6,771          22,042
Cash and cash equivalents, beginning of period                  424            9,831           15,271              --
                                                           --------          -------          -------         -------
Cash and cash equivalents, end of period                    $   308           15,271           22,042          22,042
                                                           --------          -------          -------         -------
                                                           --------          -------          -------         -------
Supplemental disclosures of cash flow information-
 cash paid during the period for interest                   $    --              767               --           1,240
                                                           --------          -------          -------         -------
                                                           --------          -------          -------         -------
Supplemental  disclosures of noncash investing
 and financing activities:
  Issuance of partnership interest in Thai Romo
   Limited for loan acquisition costs                       $    --               --               --             400
                                                           --------          -------          -------         -------
                                                           --------          -------          -------         -------
  Capitalization of amortized loan acquisition costs        $    --              168               --             400
                                                           --------          -------          -------         -------
                                                           --------          -------          -------         -------
  Interests in Thai Romo Limited and Rutherford
   Moran Exploration Company contributed for
   common stock                                             $    --           24,682               --          24,682
                                                           --------          -------          -------         -------
                                                           --------          -------          -------         -------
  Predecessor retained earnings reclassified
   to additional paid-in capital                            $    --               --            4,021           4,021
                                                           --------          -------          -------         -------
                                                           --------          -------          -------         -------
  Premium deferred and premium on written option            $    --              557               --             557
                                                           --------          -------          -------         -------
                                                           --------          -------          -------         -------

See accompanying notes to unaudited condensed consolidated financial statements.

                     RUTHERFORD-MORAN OIL CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position of Rutherford-Moran Oil Corporation (RMOC or the Company) at June 30, 1996 and its results of operations and cash flows for the three and six months ended June 30, 1995 and 1996. The financial statements should be read in conjunction with the historical financial statements and notes to the combined historical financial statements of Rutherford-Moran Exploration Company (RMEC) and Thai Romo Limited (Thai Romo) as of and for the year and period ended December 31, 1995.

(2)  PRINCIPLES OF PRESENTATION
     In April 1996, Rutherford/Moran Oil Corporation changed its name to RMEC. Effective June 17, 1996 the stockholders of RMEC and the partners of Thai Romo exchanged their interests for shares of common stock of a newly formed entity, RMOC. RMOC is the parent company of RMEC and Thai Romo.

     RMOC sold 16% of its common stock in an initial public offering (the Offering) in conjunction with the consummation of the exchange of RMEC common stock and Thai Romo interests for common stock of RMOC. In conjunction with the Offering, RMEC redeemed for $12.4 million approximately 56,000 shares of its common stock from Patrick R. Rutherford and John A. Moran, majority stockholders of RMEC (the Redemption), exercised RMEC's Call Option on 3% of the partners' interest of Thai Romo held by Red Oak Holdings, Inc. for $3.2 million and repaid outstanding debt owed stockholders and banks of $62 million. The stockholders' equity on June 18, 1996 reflects the reclassification of the deficit accumulated during the development stage to additional paid-in capital upon RMEC and Thai Romo becoming subject to federal income taxes.

     The consolidated financial statements for the period from June 18, 1996 to June 30, 1996 include the accounts of RMOC and its wholly owned subsidiaries, RMEC and Thai Romo. All material intercompany accounts and transactions have been eliminated in the consolidation.

     The financial statements for the six months ended June 30, 1995, the period from January 1, 1996 to June 17, 1996 and the period from April 1, 1996 to June 17, 1996 include the accounts of RMEC and Thai Romo (combined). All material intercompany accounts and transactions have been eliminated in the combination. The combined financial statements are presented due to the commonality of the stockholders and partners of RMEC and Thai Romo.

                                                                     (Continued)

                     RUTHERFORD-MORAN OIL CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Company's planned principal operations have commenced, but there has been no revenue; therefore, the Company is considered a development stage company.

(3)  ORGANIZATION
     RMEC was formed on September 21, 1990 (date of inception) for the purpose of holding an interest in an oil and gas concession in Thailand through Thai Romo. RMEC paid all of the expenses of the concession on behalf of Thai Romo through November 4, 1993.

     Effective September 24, 1990, the stockholders of RMEC elected to have it treated as an S Corporation under the Internal Revenue Code of 1986, as amended. As such, RMEC did not incur federal income taxes at the corporate level prior to June 18, 1996, and its taxable income or loss was passed through to its stockholders based on their interests. In the event of an examination of RMEC's tax return, the income tax liability of the stockholders prior to June 18, 1996 could be changed if an adjustment to taxable income or loss is sustained by the taxing authorities.

     In June 1991, Thai Romo was organized as a foreign corporation under the laws of the Kingdom of Thailand for the purpose of holding an interest in an oil and gas concession. In August 1991, Thai Romo, with two other companies, was awarded a petroleum concession (the Concession) to explore for petroleum from the Ministry of Industry of Thailand. A subsidiary of Pogo Producing Company is the operator of the Tantawan Field within the Concession and the remainder of the Concession is operated by Maersk Oil (Thailand) Ltd. In November 1993, Thai Romo amended its Articles of Association so that it will be treated as a partnership for U.S. income tax purposes. As such, Thai Romo was not subject to federal income taxes from November 1993 to June 17 1996. Income and losses earned by Thai Romo were passed through to the partners on the basis of their interest in Thai Romo. In the event of an examination of Thai Romo's tax return, the income tax liability of the partners prior to June 18, 1996 could be changed if an adjustment to taxable income or loss is sustained by the taxing authorities.

     As RMEC and Thai Romo are now part of the Company's consolidated tax return, RMEC and Thai Romo recorded a deferred tax liability and expense of $1,921,000 for the difference between the book basis and tax basis of oil and gas properties on June 17, 1996.

(4)  PROPOSED CREDIT FACILITY
     The Company is currently negotiating a $100,000,000 revolving credit facility (the "Revolving Credit Facility") with a commercial lender for the purpose of financing ongoing development of Block B8/32 as well as for general corporate purposes. The proposed Revolving Credit Facility will be subject to borrowing base limitations and will have a three year final maturity. Initial availability under the borrowing base will be $60,000,000. The commercial lender intends to syndicate the credit facility with a group of financial institutions acceptable to the Company.

                                                                     (Continued)

                     RUTHERFORD-MORAN OIL CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Under the terms of the Revolving Credit Facility, outstanding borrowings will bear interest based either on the base rate of the commercial lender or a reserve adjusted Eurodollar rate plus a margin of 1.75%, at the Company's option.

     The Company will be required to pay a commitment fee of .5% per annum on the average daily balance of the unused borrowing base.

     The Revolving Credit Facility will contain covenants restricting the activities of the Company, including among others, restrictions on investments, disposition of assets, indebtedness and the granting of liens, dividends and distributions and an agreement to remain within its current line of business. Following commencement of production in the Tantawan Field, the Company will be required to maintain an interest coverage ratio of not less than 3:1. Failure to comply with such covenants and restrictions would constitute an event of default under the Revolving Credit Facility.

     Definitive agreements evidencing the Revolving Credit Facility have not been entered into, however the ultimate agreement is not expected to deviate materially from the described terms. Management of the Company expects that a credit facility will be in place by the end of the third quarter of 1996.

(5)  CRUDE OIL HEDGING ACTIVITIES
     During the first quarter of 1996, the Company entered into crude oil price swaps with an affiliate of its lender. While the swaps are intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price. At June 30, 1996, the crude oil price swap agreements incorporated one million barrels (MMBbl) of oil volumes from April through December 1997 at a weighted average price of $15.92 per Bbl and 1.75 MMBbl of oil volumes from January through December 1998 at a weighted average price of $15.92 per Bbl. At August 7, 1996, the Company estimates the fair market value of unwinding this position to be approximately $2.1 million.

     Also, the Company has provided to the affiliate of the lender a swap option for 1.25 MMBbl of aggregate oil volumes from January through December 1999 at a price of $18.30 per Bbl. The Company has accounted for the swap option separately as it does not qualify as a hedge. At June 30, 1996, the Company estimates the fair market value of this position to be $557,000 and has recorded the amount as a liability on the Balance Sheet.

                                                                     (Continued)

                     RUTHERFORD-MORAN OIL CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)  SUBSEQUENT EVENTS
     Pursuant to the Company's underwriting agreement, the underwriters of the Company's initial public offering exercised their over-allotment option and purchased 600,000 shares of the Company's stock, providing the Company with net proceeds and additional equity of $12.8 million on July 16, 1996.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited combined financial statements of RMEC and Thai Romo as of and for the year ended December 31, 1995.

     OVERVIEW

     To date, the Company's exploration and development activities have not generated revenues. As a result, the Company's historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of the Company will be materially dependent upon the success of the Company's operations within Block B8/32. Due to the nature of the Company's business activities and the general risks relating to exploratory and development drilling for crude oil and natural gas, there can be no assurance as to the success of these efforts.

     The Company uses the full cost method of accounting for its investment in its interest in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and natural gas reserves.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995.

     The Company's net loss of $2,300,000 for the three months ended June 30, 1996 increased from the Company's net loss of $82,000 for the three months ended June 30, 1995 due primarily to increases in income taxes due to a one time charge of $1,921,000 and less significantly due to increases in interest expense, salaries and wages, and general and administrative expenses.

     As RMEC and Thai Romo are now part of the Company's consolidated federal tax return, RMEC and Thai Romo recorded a deferred tax liability and expense of $1,921,000 for the difference between the book basis and tax basis of oil and gas properties on June 17,1996.

     Interest expense of $143,000 for the three months ended June 30, 1996 increased compared to $38,000 for the three months ended June 30, 1995. This increase is caused by additions of debt due to shareholders and banks. However, those notes were repaid in June 1996 with proceeds from an initial public offering.

     Salaries and wages and general administrative expenses of $89,000 and $166,000 for the three months ended June 30, 1996 increased compared to $21,000 and $23,000 for the three months ended June 30, 1995. This increase is due to the Company capitalizing a greater portion of salaries and wages and costs related to the oil and gas property development in 1995 compared to 1996.

                                                                   (Continued)

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30,
     1995.

     The Company's net loss of $2,650,000 for the six months ended June 30, 1996 increased from the Company's net loss of $188,000 for the six months ended June 30, 1995 due primarily to increases in income taxes due to a one time charge of $1,921,000 and less significantly due to decreases in interest expense, salaries and wages, and general and administrative expenses.

     As RMEC and Thai Romo are now part of the Company's consolidated federal tax return, RMEC and Thai Romo recorded a deferred tax liability and expense of $1,921,000 for the difference between the book basis and tax basis of oil and gas properties on June 17, 1996.

     Interest expense of $402,000 for the six months ended June 30, 1996 increased compared to $75,000 for the six months ended June 30, 1995. This increase is caused by additions of debt due to shareholders and banks. However, these notes were repaid in June 1996 with proceeds from an initial public offering.

     Salaries and wages and general administrative expenses of $123,000 and $220,000 for the six months ended June 30, 1996 increased compared to $42,000 and $71,000 for the six months ended June 30, 1995. This increase is due to the Company capitalizing a greater portion of salaries and wages and costs related to the oil and gas property development in 1995 compared to 1996.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently negotiating a $100,000,000 revolving credit facility (the "Revolving Credit Facility") with a commercial lender for the purpose of financing ongoing development of Block B8/32 as well as for general corporate purposes. The proposed Revolving Credit Facility will be subject to borrowing base limitations and will have a three year final maturity. Initial availability under the borrowing base will be $60,000,000. The commercial lender intends to syndicate the credit facility with a group of financial institutions acceptable to the Company.

     Under the terms of the Revolving Credit Facility, outstanding borrowings will bear interest based either on the base rate of the commercial lender or a reserve adjusted Eurodollar rate plus a margin of 1.75%, at the Company's option.

     The Company will be required to pay a commitment fee of .5% per annum on the average daily balance of the unused borrowing base.

     To explore and develop Block B8/32, the Company anticipates capital expenditures of approximately $60 million for fiscal 1996. Of such capital expenditures, approximately $47 million is budgeted for development of the Tantawan Field which the Company believes will commence production in early 1997. For the remainder of 1996, the Company anticipates capital expenditures, general and administrative expenses and other working capital requirements to total approximately $40 million. The Company anticipates that it will finance such expenditures with cash on hand and borrowings under the Revolving Credit Facility.

                                                                   (Continued)

     ACCOUNTING PRONOUNCEMENTS

     On October 23, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted this standard in 1996 and will disclose the pro forma net income/(loss) and earnings/(loss) per share amounts assuming the fair value method was adopted on January 1, 1995 in its financial statements as of and for the year ended December 31, 1996. The adoption of this standard will not impact the Company's consolidated results of operations or financial position.

     EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     Current levels of inflation do not significantly affect the Company's operations.

     The Company does not currently hold significant amounts of cash, cash equivalents, long-term financial instruments or investments denominated in foreign currencies. Prior to or upon commencement of oil and natural gas production, the Company may have such holdings. So long as the Company expects the Thai Baht/U.S. dollar exchange rate to continue to remain stable, it does not intend to mitigate the foreign currency risks associated with such holdings through currency rate hedging transactions.

     CHANGING OIL PRICES

     The Company is dependent on crude oil prices, which have historically been volatile. The Company uses crude oil price swaps and other similar arrangements to hedge against potential adverse effects of fluctuations in future prices for the Company's future oil production. While the swaps are intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price. At June 30, 1996, the crude oil price swap agreements incorporated one million barrels (MMBbl) of oil volumes from April through December 1997 at a weighted average price of $15.92 per Bbl and 1.75 MMBbl of oil volumes from January through December 1998 at a weighted average price of $15.92 per Bbl. At August 7, 1996, the Company estimates the fair market value of unwinding this position to be approximately $2.1 million.

     Also, the Company has provided to the affiliate of the lender a swap option for 1.25 MMBbl of aggregate oil volumes from January through December 1999 at a price of $18.30 per Bbl. The Company has accounted for the swap option separately as it does not qualify as a hedge. At June 30, 1996, the Company estimates the fair market value of this position to be $557,000 and has recorded the amount as a liability on the Balance Sheet.

                              PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits                                              Page
                                                                    ----
              27 Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports were filed on Form 8-K in the three month period ended June 30, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated:  August 13, 1996               RUTHERFORD-MORAN OIL CORPORATION


                                      By:        /s/ David F. Chavenson
                                           -------------------------------------
                                                   David F. Chavenson
                                              Vice President, Finance and Chief
                                                Financial Officer and Treasurer