Form 10-Q
period 1996-09-30
RUTHERFORD-MORAN OIL CORP
filed 1996-11-06
CIK 1012884

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 1996, or


   /    / Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from ______ to _____

                        COMMISSION FILE NUMBER 000-20849

                        RUTHERFORD-MORAN OIL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                    76-0499690
     ----------------------------------        -------------------------------
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

     As of November 6, 1996, there were 25,600,000 shares of common stock, $.01 par value, of the registrant outstanding.

      PART 1. FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS - UNAUDITED


                        RUTHERFORD-MORAN OIL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                             December 31,  September 30,
                                                                                 1995           1996
                                                                             -----------    ---------
                                                                           (Predecessors)   (Company)
               ASSETS                                                                 (Unaudited)
         Current assets:
           Cash and cash equivalents                                           $   9,831          732
           Value added tax refund receivable                                         631        2,175
           Advances to operator                                                    1,002        2,133
           Other                                                                      35           24
                                                                               ---------     --------
               Total current assets                                               11,499        5,064

         Oil and gas properties, at cost
           (full cost method)                                                     55,951      101,163
         Office furniture and fixtures                                                58          194
         Accumulated depreciation                                                     (7)         (27)
                                                                               ---------     --------
               Net property, plant and equipment                                  56,002      101,330

         Deferred costs (net of accumulated amortization of
           $231 and $-0- at December 31, 1995 and
           September 30, 1996, respectively)                                         168        2,689
                                                                               ---------     --------
                                                                               $  67,669      109,083
                                                                               ---------     --------
                                                                               ---------     --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
           Accounts payable and accrued liabilities                            $     370          389
           Loans from stockholders                                                 8,490            -
           Notes payable to a bank                                                34,385            -
           Due to operator                                                           977        2,301
           Accrued interest on loans from predecessor stockholders                   178            -
                                                                               ---------     --------
               Total current liabilities                                          44,400        2,690

         Note payable to bank                                                          -        2,000
         Deferred taxes                                                                -        1,769
         Premium on written option                                                     -        1,000

         Stockholders' equity:
           Predecessor capital                                                    24,682            -
           Preferred stock, $0.01 par value, 10,000,000 shares
            authorized, no shares issued and outstanding                               -            -
           Common stock, $0.01 par value, 40,000,000 shares authorized,
            25,600,000 shares issued and outstanding at September 30, 1996             -          256
           Additional paid-in capital                                                  -      103,203
           Deficit accumulated during the development stage                       (1,413)        (711)
           Unearned compensation                                                       -       (1,124)
                                                                               ---------     --------
               Total stockholders' equity                                         23,269      101,624

         Commitments and contingencies
                                                                               ---------     --------
                                                                               $  67,669      109,083
                                                                               ---------     --------
                                                                               ---------     --------

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                     Three           Three        September 21,
                                                     months          months       1990 (date of
                                                     ended           ended        inception) to
                                                 September 30,    September 30,   September 30,
                                                      1995           1996             1996
                                                --------------  --------------   -----------
                                                 (Predecessors)     (Company)
         Interest income                           $        -       $     138     $      324

         Expenses:
           Interest expense                                24             241          1,199
           Depreciation expense                             2              16             27
           Salaries and wages                              30             150            620
           General and administrative                      33             552          1,442
                                                   ----------      ----------     ----------
             Total expenses                                89             959          3,288
                                                   ----------      ----------     ----------
             Net loss before taxes                        (89)           (821)        (2,964)
                                                   ----------      ----------     ----------
         Tax Expense (Benefit)                              -            (152)         1,769
                                                   ----------      ----------     ----------
             Net loss                              $      (89)      $    (669)    $   (4,733)
                                                   ----------      ----------     ----------
                                                   ----------      ----------     ----------
             Net loss per share                    $        -       $   (0.03)    $    (0.22)
                                                   ----------      ----------     ----------
                                                   ----------      ----------     ----------
         Weighted average number of
          shares outstanding                       21,000,000      25,495,652     21,209,723
                                                   ----------     ----------      ----------
                                                   ----------     -----------     ----------

     See accompanying notes to unaudited consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                     Nine                                       September 21,
                                                     months        January 1,       June 18,    1990 (date of
                                                     ended          through         through     inception) to
                                                  September 30,     June 17,     September 30,  September 30,
                                                      1995           1996             1996           1996
                                                 -------------- --------------  -------------  -------------
                                                 (Predecessors)  (Predecessors)    (Company)
         Interest income                           $        2       $       -     $      158     $      324

         Expenses:
           Interest expense                                99             395            248          1,199
           Depreciation expense                             4               4             16             27
           Salaries and wages                              72             108            165            620
           General and administrative                     104             180            592          1,442
                                                   ----------      ----------     ----------     ----------
             Total expenses                               279             687          1,021          3,288
                                                   ----------      ----------     ----------     ----------
             Net loss before taxes                       (277)           (687)          (863)        (2,964)
                                                   ----------      ----------     ----------     ----------
         Tax Expense (Benefit)                              -           1,921           (152)         1,769
                                                   ----------      ----------     ----------     ----------
             Net loss                              $     (277)      $  (2,608)    $     (711)    $   (4,733)
                                                   ----------      ----------     ----------     ----------
                                                   ----------      ----------     ----------     ----------
             Net loss per share                    $    (0.01)      $   (0.12)    $    (0.03)    $   (0.22)
                                                   ----------      ----------     ----------     ----------
                                                   ----------      ----------     ----------     ----------
         Weighted average number of
          shares outstanding                       21,000,000      21,000,000     25,438,462     21,209,723
                                                   ----------      ----------     -----------    ----------
                                                   ----------      ----------     -----------    ----------

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                           Deficit
                                                          Common stock                   accumulated
                                                     --------------------    Additional   during the                   Total
                                        Predecessor     Shares                paid-in    development  Unearned     stockholders'
                                          capital     outstanding    Amount    capital      stage    Compensation      equity
                                        -----------  -----------   --------   --------     -------    ----------     ---------
  Balance at December 31, 1994            $ 16,385            -     $  -    $      -       $  (901)   $      -        $15,484

  Capital contributions                      8,297            -        -           -             -           -          8,297

  Net loss                                       -            -        -           -          (512)          -           (512)
                                        -----------  -----------   --------   --------     -------    ----------     --------
  Balance at December 31, 1995              24,682            -        -                    (1,413)          -         23,269

  Net loss from January 1, 1996 to
   June 17, 1996                                 -            -        -           -        (2,608)          -         (2,608)

  Transfer of interests and issuance of
   common stock in initial public offering (24,682)   25,000,000       250     104,680       4,021           -         84,269

  Redemption of Rutherford-Moran
   Exploration Company stock by
   majority shareholders                         -            -        -       (12,360)          -           -        (12,360)

  Exercise of call option on Thai Romo
   Limited stock                                 -            -        -        (3,130)          -           -         (3,130)

  Issuance of common stock for initial
   public offering over-allotment                -       600,000          6      12,828          -           -         12,834

  Grant of restricted stock awards               -            -        -          1,185          -      (1,185)             -

  Amortization of restricted stock awards        -            -        -           -             -          61             61

  Net loss from June 18, 1996 to
   September 30, 1996                            -            -        -           -          (711)          -           (711)
                                          ----------  -----------   --------   --------     -------   ---------      --------

  Balance at September 30, 1996           $      -    25,600,000     $ 256    $ 103,203     $ (711)     (1,124)      $101,624
                                          ----------  -----------   --------   --------     -------   ---------      --------
                                          ----------  -----------   --------   --------     -------   ---------       --------

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                            September 21,
                                                           Nine months       January 1,         June 18,    1990 (date of
                                                              ended           through           through     inception) to
                                                           September 30,      June 17,       September 30,  September 30,
                                                               1995             1996              1996           1996
                                                          --------------   ------------     ------------   ------------
                                                          (Predecessors)   (Predecessors)      (Company)
 Cash flows from operating activities:
  Net loss                                                  $   (277)          (2,608)            (711)         (4,733)
  Adjustments to reconcile net loss to cash
   used in operating activities:
    Depreciation and amortization                                  4                4               16              27
    Amortization of deferred financing costs                       -                -              168             168
    Amortization of unearned compensation                          -                -               61              61
    Deferred income taxes                                                       1,921             (152)          1,769
    Changes in working capital                                    11            5,605           (7,104)         (1,642)
                                                            --------          -------          --------        -------
       Cash provided by (used in) operating activities          (262)           4,922           (7,722)         (4,350)
                                                            --------          -------          --------        -------
 Cash flows from investing activities:
  Investment in oil and gas properties                       (18,465)         (30,377)         (14,835)       (100,931)
  Other capital expenditures                                      (8)             (38)             (98)           (194)
                                                            --------          -------          -------         -------
       Cash used in investing activities                     (18,473)         (30,415)         (14,933)       (101,125)
                                                            --------          -------          --------        -------
 Cash flows from financing activities:
  Deferred financing costs                                         -                -           (1,689)         (1,689)
  Exercise of call option on Thai Romo Limited stock               -                -           (3,130)         (3,130)
  Capital contributions                                          529                -                -          26,488
  Proceeds from initial public offering                            -                -           97,103          97,103
  Redemption of Rutherford-Moran Exploration
   Company stock by majority stockholders                          -                -          (12,360)        (12,360)
  Proceeds from loans from shareholders                          737           15,654                -          24,993
  Payments on loans from shareholders                              -                -          (24,144)        (24,993)
  Capital distributions                                            -                -                -          (2,205)
  Borrowings under bank notes                                 17,101           29,164            2,000          65,549
  Repayments of bank notes                                         -          (13,885)         (49,664)        (63,549)
                                                            --------          -------         --------         -------
       Cash provided by financing activities                  18,367           30,933            8,116         106,207
                                                            --------          -------         --------         -------
       Net increase (decrease) in cash                          (368)           5,440          (14,539)            732
 Cash and cash equivalents, beginning of period                  424            9,831           15,271              -
                                                            --------          -------         --------        -------
 Cash and cash equivalents, end of period                    $    56           15,271              732             732
                                                            --------          -------         --------        -------
                                                            --------          -------         --------        -------
 Supplemental disclosures of cash flow information-
  cash paid during the period for interest                   $     -              767               56           1,296
                                                            --------          -------         --------         -------
                                                            --------          -------         --------         -------
 Supplemental disclosures of noncash investing and financing activities:
   Issuance of partnership interest in Thai Romo
    Limited for loan acquisition costs                       $    --               --               --             400
                                                            --------          -------         --------          ------
                                                            --------          -------         --------          ------
   Capitalization of amortized loan acquisition costs        $    --              168               --             400
                                                            --------          -------         --------          ------
                                                            --------          -------         --------          ------
   Interests in Thai Romo Limited and Rutherford
    Moran Exploration Company contributed for
    common stock                                             $    --           24,682               --          24,682
                                                            --------          -------         --------          ------
                                                            --------          -------         --------          ------
   Predecessor retained earnings reclassified
    to additional paid-in capital                            $    --               --            4,021           4,021
                                                            --------          -------         --------          ------
                                                            --------          -------         --------          ------
   Premium deferred and premium on written option            $    --              557              443           1,000
                                                            --------          -------         --------          ------
                                                            --------          -------         --------          ------

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position of Rutherford-Moran Oil Corporation (RMOC or the Company) at September 30, 1996 and its results of operations and cash flows for the three and nine months ended September 30, 1995 and 1996. The financial statements should be read in conjunction with the historical combined financial statements and notes to the combined historical financial statements of Rutherford-Moran Exploration Company (RMEC) and Thai Romo Limited (Thai Romo) as of and for the year ended December 31, 1995.


         (2)  PRINCIPLES OF PRESENTATION
              In April 1996, Rutherford/Moran Oil Corporation changed its name to RMEC. Effective June 17, 1996 the stockholders of RMEC and the partners of Thai Romo exchanged their interests for shares of common stock of a newly formed entity, RMOC. RMOC is the parent company of RMEC and Thai Romo Holdings, Inc. RMEC and Thai Romo Holdings, Inc. collectively own the outstanding shares of Thai Romo Limited. During June 1996, RMOC sold 16% of its common stock in an initial public offering (the Offering) in conjunction with the consummation of the exchange of RMEC common stock and Thai Romo interests for common stock of RMOC. In conjunction with the Offering, RMEC redeemed for $12.4 million approximately 56,000 shares of its common stock from Patrick R. Rutherford and John A. Moran, majority stockholders of RMEC (the Redemption), exercised RMEC's Call Option on 3% of the partners' interest in Thai Romo held by Red Oak Holdings, Inc. for $3.1 million and repaid outstanding debt owed stockholders and banks of $62 million. On June 18, 1996 the stockholder's equity accounts were adjusted to reflect the deficit accumulated during the development stage to additional paid-in capital upon RMEC and Thai Romo becoming subject to federal income taxes. During July 1996, an additional 2.4% of RMOC's common stock was sold when the underwriters exercised their over-allotment option.

              The consolidated financial statements for the period from June 18, 1996 to September 30, 1996 include the accounts of RMOC and its wholly owned subsidiaries, RMEC and Thai Romo Holdings, Inc. All material intercompany accounts and transactions have been eliminated in the consolidation.

              The financial statements for the nine months ended September 30, 1995, and the period from January 1, 1996 to June 17, 1996 include the accounts of RMEC and Thai Romo (combined). All material intercompany accounts and transactions have been eliminated in the combination. The combined financial statements are presented due to the commonality of the stockholders and partners of RMEC and Thai Romo.

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

              Effective September 24, 1990, the stockholders of RMEC elected to have it treated as an S Corporation under the Internal Revenue Code of 1986, as amended. As such, RMEC did not incur federal income taxes at the corporate level prior to June 18, 1996, and its taxable income or loss was passed through to its stockholders based on their interests. In the event of an examination of RMEC's tax return, the income tax liability of its stockholders prior to June 18, 1996 could be changed if an adjustment to taxable income or loss is sustained by the taxing authorities.

              In June 1991, Thai Romo Limited was organized as a foreign corporation under the laws of the Kingdom of Thailand for the purpose of holding an interest in an oil and gas concession. In August 1991, Thai Romo, with two other companies, was awarded a petroleum concession (the Concession) to explore for petroleum from the Ministry of Industry of Thailand. A subsidiary of Pogo Producing Company is the operator of the Tantawan Field within the Concession and the remainder of the Concession is operated by Maersk Oil (Thailand) Ltd. In November 1993, Thai Romo amended its Articles of Association so that it will be treated as a partnership for U.S. income tax purposes. As such, Thai Romo was not subject to federal income taxes from November 1993 to June 17, 1996. Income and losses earned by Thai Romo were passed through to the partners on the basis of their interest in Thai Romo.

              As RMEC and Thai Romo are now part of the Company's consolidated tax return, RMEC and Thai Romo recorded a deferred tax liability and expense of $1,921,000 for the difference between the book basis and tax basis of oil and gas properties on June 17, 1996.

         (4)  CREDIT FACILITY
              On September 20, 1996, the Company entered into a $150,000,000
            Revolving Credit Facility (the "Revolving Credit Facility") with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999 and a borrowing base limitation at September 30, 1996 of $60,000,000. The Revolving Credit
            Facility is secured by the stock of certain subsidiaries of the Company.

                                                                   (Continued)
                                        7

                        RUTHERFORD-MORAN OIL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


              Under the terms of the Revolving Credit Facility, outstanding borrowings will bear interest at the Base Rate (defined as the greater of the Federal Funds Rate plus .5% or the agent bank's prime rate) plus .25% or the Eurodollar Rate
              (defined as an average of the London Interbank
              Offered Rate of two banks) plus 1.75%, at the Company's option. Interest is payable quarterly. The Company is also assessed a commitment fee equal to .5% per annum on the average daily balance of the unused borrowing base. The Revolving Credit Facility provides for semi-annual borrowing base redeterminations as well as certain restrictions, including limitations on additional indebtedness, payment of dividends and an interest coverage ratio.

              At September 30, 1996, $2,000,000 was outstanding under the Credit Facility at an interest rate of 7.25% per annum.

         (5)  CRUDE OIL HEDGING ACTIVITIES
              During the first quarter of 1996, the Company entered into crude oil price swaps with an affiliate of its lender. While the swaps are intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price. At September 30, 1996, the crude oil price swap agreements incorporated one million barrels (MMBbl) of oil volumes from April through December 1997 at a weighted average price of $15.92 per Bbl and 1.75 MMBbl of oil volumes from January through December 1998 at a weighted average price of $15.92 per Bbl. At October 31, 1996, the Company estimates the cost of liquidating this position to be approximately $7.0 million.

              Also, the Company sold to an affiliate of the lender an option to purchase 1.25 MMBbl of aggregate oil volumes from January through December 1999 at a price of $18.30 per Bbl. The Company has accounted for the swap option separately as it does not qualify as a hedge. At September 30, 1996, the Company estimates the fair market value of this position to be $1 million and has recorded the amount as a liability on the Balance Sheet.

         (6) STOCKHOLDERS' EQUITY
            Common and Preferred Stock
            The Certificate of Incorporation of the Company authorizes the issuance of up to 40,000,000 shares of common stock and 10,000,000 shares of preferred stock, the terms, preferences, rights and restrictions of which will be established by the Board of Directors of the Company. All shares of common stock have equal voting rights of one vote per share on all matters to be voted upon by stockholders. Cumulative voting for the election of directors is not permitted.

            On June 17, 1996, the Company sold 4,000,000 shares of its common stock in an initial public offering. During July 1996, the Company issued an additional 600,000 shares when the underwriters exercised their over- allotment option.

                                                                   (Continued)
                                        8

                        RUTHERFORD-MORAN OIL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




            Key Employee Stock Plan
            During 1996, the Company established its 1996 Key Employee Stock Plan (the Stock Plan). Under the Stock Plan, an aggregate of 500,000 shares will be available for the granting of either stock options or restricted stock awards. The Compensation Committee of the Board of Directors administers this plan.

            Stock options issued under the Stock Plan may not exceed a term of more than ten years and the stock option price may not be less than the fair market value of the shares at the time the option is granted. The options are exercisable six months after the date of grant. At September 30, 1996, a total of 105,750 stock options were granted under the Stock Plan, none of which are currently exercisable. The exercise price of all options granted to date is $23.


            The Compensation Committee may award shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. Issuance of the stock may be subject to certain restrictions, but in no case can the conditions continue for more than ten years from the date of the award. As the shares vest, each employee receiving such restricted stock has all of the rights of a stockholder, including without limitation, the right to vote such shares. At September 30, 1996, restricted stock awards for 51,338 shares had been granted, at no cost to the employees. Deferred compensation is recorded at the date of the restricted stock award and is amortized into compensation expense over the vesting period. At September 30, 1996, deferred compensation of $1,185,000 was recorded and related compensation expense of $61,000 was recognized during the three months ended
            September 30, 1996. Substantially all restricted stock awards outstanding at September 30, 1996 vest ratably over a five year period.


            Non-Employee Director Stock Option Plan
            During 1996, the Company established its 1996 Non-Employee Director Stock Option Plan (the Director Plan). Under the Director Plan, an aggregate of 50,000 shares of common stock will be available for the granting of stock options. The exercise price of a stock option granted pursuant to the Director Plan may not be less than the fair market value of the common stock on the date of grant and the stock option term may not exceed ten years. Stock options granted under the Director Plan are exercisable in full after the first anniversary of grant. The Director Plan provides for an initial grant of stock options to each non-employee director to purchase 2,500 shares of common stock contemporaneously with the initial public offering and the annual grant of stock options to acquire 1,000 shares of stock to each non-employee director serving on the board of directors following each annual meeting of the stockholders. As of September 30, 1996, non-employee directors have been granted stock options to acquire 10,000 shares of common stock, none of which are exercisable. The exercise price of all options granted to date is $23.


                                                                   (Continued)

                        RUTHERFORD-MORAN OIL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



            The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Plan and Director Plan. Accordingly, no compensation has been recognized for stock-based compensation other than for restricted stock awards. Had compensation cost for the stock options issued under the Stock Plan and Director Plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been increased by approximately $864,000, or $0.03 per share. The fair value of the stock options granted during the three-month period ended September 30, 1996 is estimated as $13.90 on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 36%, risk-free interest rate of 6.50%, assumed forfeiture rate of0%, and an expected life of 10 years.

            At September 30, 1996, 342,912 and 40,000 shares of common stock were reserved for issuance pursuant to the Stock Plan and the Director Plan, respectively.

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

              RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995.

              The Company's net loss of $669,000 for the three months ended September 30, 1996 increased from the Company's net loss of $89,000 for the three months ended September 30, 1995 primarily due to increases in interest expense, salaries and wages, and general and administrative expenses, offset partially by interest income and an income tax benefit.

              Interest income of $138,000 for the three months ended September 30, 1996 increased from $-0- for the three months ended September 30, 1995. This increase is due to the increase in cash available for investment from the proceeds of an initial public offering.

              Interest expense of $241,000 for the three months ended September 30, 1996 increased compared to $24,000 for the three months ended September 30, 1995. This increase is due to the amortization of deferred financing costs and the capitalization of a greater portion of interest expense related to the oil and gas property development in 1995 compared to 1996.

              Salaries and wages and general administrative expenses of $150,000 and $552,000 respectively for the three months ended September 30, 1996 increased compared to $30,000 and $33,000 for the three months ended September 30, 1995. This increase is primarily due to the capitalization of a greater portion of salaries and wages and costs related to the oil and gas property development in 1995 compared to 1996 and, to a lesser extent, an increase in salaries and wages attributable to additional personnel employed during 1996.

              As the Company is now a tax-paying entity, an income tax benefit of $152,000 was recorded during the three months ended September 30, 1996 for the operating loss generated.

                                                                  (Continued)

              NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995.

              The Company's net loss of $3,319,000 for the nine months ended September 30, 1996 increased from the Company's net loss of $277,000 for the nine months ended September 30, 1995 due primarily to increases in deferred income taxes caused by a one time non-cash charge of $1,921,000 and less significantly due to increases in interest expense, salaries and wages, and general and administrative expenses, offset partially by an increase in interest income.

              As RMEC and Thai Romo are now part of the Company's consolidated federal tax return, RMEC and Thai Romo recorded an income tax expense and a corresponding deferred tax liability expense of $1,921,000 for the difference between the book basis and tax basis of oil and gas properties on June 17, 1996. This charge was offset by a benefit of $152,000 recorded in the third quarter for the operating loss generated by the Company.

              Interest income of $158,000 for the nine months ended September 30, 1996 increased compared to $2,000 for the nine months ended September 30, 1995. This increase is due to the increase in cash available from the proceeds of an initial public offering.

              Interest expense of $643,000 for the nine months ended September 30, 1996 increased compared to $99,000 for the nine months ended September 30, 1995. This increase is caused by higher levels of outstanding debt and due to a decrease in the capitalization of interest to oil and gas property development and the amortization of deferred financing costs. Those debts were repaid in June 1996 with proceeds from an initial public offering.

              Salaries and wages and general and administrative expenses of $273,000 and $772,000 for the nine months ended September 30, 1996 increased compared to $72,000 and $104,000 respectively for the nine months ended September 30, 1995. These increases are primarily due to the capitalization of a greater portion of salaries and wages and costs related to oil and gas property development in 1995 compared to 1996 and to a lesser extent an increase in salaries and wages attributable to additional personnel employed in 1996.


              LIQUIDITY AND CAPITAL RESOURCES

              On September 20, 1996, the Company entered into a $150,000,000
             Revolving Credit Facility (the "Revolving Credit Facility") with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999 and a borrowing base limitation at September 30, 1996 of $60,000,000. The Revolving Credit Facility is secured by the stock of certain subsidiaries of the Company.

             Under the terms of the Revolving Credit Facility, outstanding borrowings will bear interest at the Base Rate (defined as the greater of the Federal Funds Rate plus .5% or the agent bank's prime rate) plus .25% or the Eurodollar Rate (defined as an average of the London Interbank Offered Rate of two banks) plus 1.75%, at the Company's option. Interest is payable quarterly. The Company is also assessed a commitment fee equal to .5% per annum on the average daily balance of the unused borrowing base. The Revolving Credit Facility provides for semi-annual borrowing base redeterminations as well as certain restrictions, including limitations on additional indebtedness, payment of dividends and an interest coverage ratio.

             At September 30, 1996, $2,000,000 was outstanding under the Credit Facility at an interest rate of 7.25% per annum.

             To explore and develop Block B8/32, the Company anticipates capital expenditures of approximately $60 million for 1996. Of such capital expenditures, approximately $47 million is budgeted for development of the Tantawan Field which the Company believes will commence production in early 1997. For the remainder of 1996, the Company anticipates capital expenditures, general and administrative expenses and other working capital requirements to total approximately $17 million. The Company anticipates that it will finance such expenditures with cash on hand and borrowings under the Revolving Credit Facility.


                                                                  (Continued)

              EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

              Current levels of inflation do not significantly affect the Company's operations.

              The Company does not currently hold significant amounts of cash, cash equivalents, long-term financial instruments or investments denominated in foreign currencies. Prior to or upon commencement of oil and natural gas production, the Company will likely have such holdings. As the Company expects the Thai Baht/U.S. dollar exchange rate to continue to remain stable, it does not currently intend to mitigate the foreign currency risks associated with such holdings through currency rate hedging transactions.

              CHANGING OIL PRICES

              The Company is dependent on crude oil prices, which have historically been volatile. The Company may use crude oil price swaps and other similar arrangements to hedge against potential adverse effects of fluctuations in future prices for the Company's future oil production. While the swaps are intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price.

                           PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                        4 -- Credit Agreement

                       27 -- Financial Data Schedule

                  (b)  Reports on Form 8-K

                       No reports were filed on Form 8-K in the three month period ended September 30, 1996.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Dated:  November 6, 1996           RUTHERFORD-MORAN OIL CORPORATION


                                           By:        /s/ David F. Chavenson
                                              -------------------------------
                                              David F. Chavenson
                                              Vice President, Finance and Chief
                                              Financial Officer and Treasurer

                                EXHIBIT INDEX


                        4 -- Credit Agreement

                       27 -- Financial Data Schedule