Form 10-K
period 1996-12-31
RUTHERFORD-MORAN OIL CORP
filed 1997-03-27
CIK 1012884

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                       COMMISSION FILE NUMBER: 000-20849

                        RUTHERFORD-MORAN OIL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0499690
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

               5 GREENWAY PLAZA
                  SUITE 220
                HOUSTON, TEXAS                                     77046
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 622-5555

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $0.01 par value                  NASDAQ National Market System

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1997 was $84,964,928 based upon the average bid and asked price on such date of $20 3/16 per share.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                                                        NUMBER OF SHARES OUTSTANDING
             TITLE OF EACH CLASS                             AT MARCH 10, 1997
             -------------------                        ----------------------------
        Common Stock, $0.01 par value                            25,651,338

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement pertaining to the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into
Part III hereof.

================================================================================

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
Part I.    Items 1. and 2.  Business and Properties..............................    1
                     General.....................................................    1
                       History of Block B8/32....................................    2
                       Regional Geology..........................................    2
                       Current Fields and Prospects..............................    3
                       Production Facilities.....................................    3
                       Marketing and Contracts...................................    4
                       Thai Concession Terms.....................................    5
                       Joint Operating Agreement.................................    6
                       Single Customer...........................................    6
                       Oil and Gas Properties....................................    7
                       Reserves..................................................    7
                       Acreage and Productive Wells..............................    8
                       Drilling Activity.........................................    8
                       Thailand Taxes............................................    9
                       Employees.................................................   10
                     Offices.....................................................   10
           Item 3.   Legal Proceedings...........................................   10
           Item 4.   Submission of Matters to a Vote of Security Holders.........   10
Part II.   Item 5.   Market for Registrant's Common Equity and Related
                     Stockholder Matters.........................................   11
           Item 6.   Selected Financial Data.....................................   11
           Item 7.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
                     Introduction................................................   12
                       Overview..................................................   12
                       Results of Operations.....................................   13
                       Liquidity and Capital Resources...........................   14
                       Foreign Currency Fluctuations.............................   15
                       Effects of Inflation......................................   15
                       Changing Oil Prices.......................................   15
           Item 8.   Index to Financial Statements...............................   16
           Item 9.   Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................   33
Part III.  Item 10.  Directors and Executive Officers of the Registrant..........   33
           Item 11.  Executive Compensation......................................   33
           Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management..................................................   33
           Item 13.  Certain Relationships and Related Transactions..............   33
Part IV.   Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......   34

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Rutherford-Moran Oil Corporation, a Delaware corporation ("RMOC" or the "Company"), is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties in Southeast Asia. Currently, the Company's exploration and development activities are entirely in the Gulf of Thailand and are conducted through its subsidiary, Thai Romo Limited ("Thai Romo") and its affiliate B8/32 Partners, Ltd. ("B8/32 Partners"), each a company existing under the laws of Thailand.

     The Company was a private concern until June 1996 when it completed an initial public offering (the "Offering"). In April 1996, Rutherford/Moran Oil Corporation changed its name to Rutherford-Moran Exploration Company ("RMEC"). Effective June 17, 1996, the stockholders of RMEC and the partners of Thai Romo exchanged their interests for shares of common stock in the Company, which became the parent company of RMEC and Thai Romo Holdings, Inc. (TRH). RMEC and TRH collectively own the outstanding shares of Thai Romo except for certain nominal interests. During June 1996, RMOC sold 16% of its common stock in the Offering, in conjunction with the consummation of the exchange of RMEC common stock and Thai Romo interests for common stock of RMOC.

     Thai Romo is one of four concessionaires in Block B8/32 (sometimes referred to as the "Block" or the "Concession"), currently covering approximately 1.3 million acres in the central portion of the Gulf of Thailand. Subsidiaries or affiliates of Pogo Producing Company ("Pogo") and The Sophonpanich Co. Limited ("Sophonpanich") and B8/32 Partners are currently the other concessionaires (together with the Company, the "Concessionaires") in the Block.

     The Company originally owned a 31.67% interest in the Block. On December 19, 1996, RMOC, through its subsidiary, Thai Romo, exercised its preferential right to purchase 46.34% of the outstanding shares of Maersk Oil (Thailand), Limited ("MOTL"), a wholly owned subsidiary of Maersk Olie og Gas As of Copenhagen, Denmark ("Maersk"), and a co-concessionnaire in the Block owning 31.67% interest in the Block outside of the Tantawan Field (Thai Romo had previously increased its interest in the Tantawan Field from 31.67% to 46.34% in 1995 through a purchase of MOTL's interest in that Field). On March 3, 1997, TRH, as Thai Romo's nominee under the Share Sales Agreement with Maersk, purchased its proportionate share of the outstanding shares of MOTL for approximately $28.6 million, which included approximately $1.6 million in satisfaction of outstanding debt. Following the purchase, MOTL is in the process of changing its name to B8/32 Partners, Ltd. The remaining 53.7% of MOTL stock was purchased by Pogo Producing Company and Palang Sophon Limited ("Palang") of Bangkok, Thailand, as successor to Sophonpanich Co. Limited. This acquisition increased RMOC's interest in the Concession outside of the Tantawan Field from the original 31.67% to 46.34%.

     As of December 31, 1996, the Company had net proved reserves of 273.0 Bcfe, 60.4% of which were in the Tantawan Field. Appraisal wells drilled by the Concessionaires in the three established areas within the Block (Tantawan, Benchamas and Pakakrong) have tested at commercial flow rates of hydrocarbons and established the potential for significant additional reserves in those areas. The Concessionaires have entered into a 30-year Gas Sales Agreement (the "GSA") with the Petroleum Authority of Thailand ("PTT") to sell natural gas from the Tantawan Field and production commenced in February 1997. On November 14, 1996, the Concessionaires signed a Memorandum of Understanding ("MOU") with PTT to sell crude oil production from the Tantawan Field. Crude oil production also commenced in February 1997.

     The Company's principal executive offices are located at 5 Greenway Plaza, Suite 220, Houston, Texas 77046 and the Company's telephone number is (713) 622-5555. Unless the context otherwise requires, reference to the business conducted by the Company or RMOC shall mean the business conducted by the Company or RMOC through its subsidiaries.

HISTORY OF BLOCK B8/32

     In August 1991, Thai Romo, Thaipo and MOTL were awarded Petroleum Concession No. 1/2534/36 for Block B8/32 in the central portion of the Gulf of Thailand. Subsequent to the award, Sophonpanich became one of the Concessionaires by acquiring an interest in the Concession as a co-venturer. MOTL was designated as Operator of the Block pursuant to a Joint Operating Agreement among the Concessionaires.

     In March 1995, Thai Romo, Thaipo and Sophonpanich acquired MOTL's interest in the Tantawan Field of Block B8/32. Thaipo was designated as operator of the Tantawan Field. The Ministry of Industry approved the transfer of the interest and the designation of a separate operator for the Tantawan Field effective March 1995. Thaipo, Thai Romo and Sophonpanich agreed that the Tantawan Field would be operated pursuant to the terms of a separate Joint Operating Agreement with provisions substantially similar to those of the original Joint Operating Agreement. On March 3, 1997, Pogo, Palang and TRH, as Thai Romo's nominee, purchased all of the outstanding shares of MOTL, at which time MOTL changed its name to B8/32 Partners. At the same time, Thaipo Limited was designated as operator for the remainder of the Block. Current interests in the Tantawan Field and the remainder of Block B8/32 are as follows:

                                                              TANTAWAN FIELD
                                                        ---------------------------
Thaipo Limited........................................            46.34%
Thai Romo Limited ....................................            46.34%
Palang Sophon, Limited................................             7.32%

                                                        REMAINDER OF BLOCK B8/32(1)
                                                        ---------------------------
Thaipo Limited........................................            46.34%
Thai Romo Limited/Thai Romo Holdings, Inc.............            46.34%
Palang Sophon, Limited................................             7.32%

---------------

(1) Ownership interests include ownership of such areas through each entities' proportionate ownership in B8/32 Partners.

     The designation of the area allowed for production in the Tantawan Field, covering approximately 68,000 acres, was granted to Thaipo, as operator on behalf of the Tantawan Concessionaires, by the Thai Petroleum Committee and the Ministry of Industry on August 23, 1995. The Concessionaries have made formal application for a production license which includes Benchamas and a portion of the Pakakrong area.

     In accordance with the Thai Petroleum Act, the Concessionaires relinquished 50% of the exploration acreage of the Block on August 1, 1995. Unless the exploration period under the Concession is extended, the Concessionaires will be required to relinquish 50% of the remaining exploration acreage on August 1, 1997. Relinquishment will exclude areas for which production approvals have been applied for or granted. In January 1997, Thai Romo and its partners applied to the Department of Mineral Resources for an extension of the exploration period. The Company believes that the Concessionaires will not lose any attractive exploration acreage as a result of the required relinquishment. There can be no assurance that such extensions or licenses will be granted.

REGIONAL GEOLOGY

     Block B8/32 is located on the western side of the Pattani Basin, which is believed to have developed as a result of the Permo-Triassic collision of the continents of India and Asia. The collision developed a tectonic regime in Thailand which formed a conjugate set of major strike-slip faults trending northwest to southeast and northeast to southwest together with a set of north to south trending normal faults. The regional strain field accompanying the shearing had a major component of east-west extension which created the Pattani Basin and its gas rich structures to the south (e.g., Erawan, Pailin and Satun). Management believes the Tantawan and Benchamas fields are a northern continuation of the same trend. The eastern boundary of Block B8/32 is located near the axis of the Pattani Basin. The Basin extends north-northeast through the eastern one-third of Block B8/32 and extends southward through Unocal's extensive holdings. The basin is bounded to the west by the Ko Kra Ridge, a dominant paleo high.

     Regional structural dip towards the Pattani Basin center is interrupted by north-south trending normal faults. These fault zones are related to basement relief features. Oil and natural gas traps in Block B8/32 are typically related to highly faulted graben systems, structural closure on tilted fault blocks and anticlinal structures between east-west dipping faults and stratigraphic traps. The main reservoir sands in Block B8/32 are fluvial channel sands, point bar sands, alluvial fans and deltas associated with lacustrine depositional environments.

CURRENT FIELDS AND PROSPECTS

     From 1992 until December 31, 1996, the Company along with its co-concessionaires, have drilled 18 development wells and 27 exploratory wells in Block B8/32. 16 of the development wells and 23 exploratory wells have been successful and capable of producing oil and gas in commercial quantities.

     The Company estimates it will invest during 1997 a total of approximately $108 million in connection with its capital expenditure programs, of which approximately $34 million is budgeted for the development of the Tantawan Field, $36 million is designated for Benchamas and $28 million that was utilized to purchase its proportionate share of the voting stock of MOTL. The actual expenditures on each project in the drilling and development program may vary materially from the Company's estimates as a result of the actual costs incurred and changes in the drilling and development program, including the acceleration of the development of certain projects and prospects based on actual drilling results.

PRODUCTION FACILITIES

     Under the development plan for the Tantawan Field, two platforms and production facilities were installed prior to first production, with installation of additional platforms planned during 1997. The oil and natural gas will be separated on each platform and processed on a Floating Production, Storage and Offloading vessel ("FPSO") which was delivered in December 1996. Oil will be exported via tankers, and gas will be discharged into a 33-mile spur pipeline owned by PTT. Production of oil and gas commenced in February 1997.

     Platforms. The first two production platforms are four-pile, twelve slot units designed for drilling with either a jack-up or tender assisted rig. Wellhead fluids will be separated at each production platform into three streams: high pressure gas, intermediate pressure gas and low pressure oil and water. As required, natural gas will be drawn off the intermediate pressure system, compressed, and fed back down the wells to provide gas lift to optimize oil recovery. Hydrocarbons will be fed into flowlines which will run between each platform and a Pipeline End Manifold ("PLEM") located at the FPSO.

     FPSO. The FPSO was used to facilitate a fast track development of the Tantawan Field and provide cost savings given the lack of an offshore oil pipeline infrastructure. The FPSO used for the Tantawan development is under the management of an affiliate of Single Buoy Moorings Inc. ("SBM"), one of the largest builders and operators of FPSOs. Another affiliate of SBM owns the vessel and leases it under bareboat charter to another affiliate, Tantawan Production B.V., who in turn leases it under a Bareboat Charter Agreement (the "Charter") to Tantawan Services L.L.C. ("TS"), a company currently owned by Thaipo. All FPSO costs (including the vessel, detailed design engineering and all equipment purchased for the FPSO) are borne directly by SBM. The final cost of the installed and commissioned FPSO is being recovered by SBM in the bareboat charter day rate over the term of the Charter. The initial term of the Charter is for 10 years, subject to extension, with a commencement date as of February, 1997. In addition, TS has a purchase option on the FPSO throughout the term of the Charter. TS has also contracted with another company, SBM Marine Services Thailand Ltd. ("FPSO Operator"), to operate the FPSO on a reimbursable basis throughout the initial term of the Charter. Performance of both the Charter and the agreement to operate the FPSO are non-recourse to TS and the Company. However, TS's performance is secured by a lien on any hydrocarbons stored on the FPSO and is guaranteed severally by each of the Tantawan Concessionaires. The Company's guarantee is limited to its percentage interest in the Tantawan Field (currently 46.34%).

     The FPSO production facilities include process facilities for separation and treatment of the produced fluids and compressors for gas. This equipment is very similar to that utilized on conventional fixed platforms, except for features that allow the equipment to function while subjected to the roll and pitch of the FPSO. The production system is capable of processing 150 MMcfd (expandable to 300 MMcfd) of natural gas, 50 Mbpd of crude oil and condensate and 25 Mbpd of produced water. Oil and condensate will be processed to an export quality for storage on the FPSO and then offloaded to shuttle tankers. Natural gas will be dehydrated and compressed for export via a 24 inch 33-mile spur pipeline. Water will be cleaned to below 20 parts per million of oil in water and discharged overboard.

     The FPSO provides sufficient storage for optimum offloading of oil to export tankers, as well as provides spare capacity in the event of unscheduled delays in tanker arrival. The storage capacity is 1,000 MBbl, of which 700 MBbl comprises saleable crude. 200 MBbl is required to store ballast water to control hull stresses and 100 MBbl will be used to store oily water which does not meet the discharge concentration criteria. Oil stored on the FPSO will be offloaded periodically to export tankers using the tandem system where the tankers are moored end to end. The Company anticipates that the offtake tankers will be provided by PTT.

     The FPSO Operator is responsible for the operation and maintenance of the FPSO. Thaipo will provide a limited number of crew members who will handle platform and well operations. The crew members, along with the FPSO Operator's personnel, will be housed on the FPSO.

     Benchamas Production Facilities. A preliminary plan of development for the Benchamas field contemplates the installation of satellite wellhead platforms, a central processing facility platform with a daily capacity of 150 MMcf of natural gas, 25 MBbl of oil and condensate and 25 MBbl of water and a living quarters platform. Full wellstream production will flow through a gathering system to the processing platform where the natural gas, oil and water will be separated. Concessionaires are currently in the process of making an application for a production license to develop the Benchamas Field.

     The natural gas will be dehydrated, metered and compressed for delivery through a 16-inch, 32-mile pipeline which will tie directly into PTT's proposed 30-mile spur pipeline. The crude oil and condensate will flow through a 10 inch 32-mile pipeline to the import PLEM at the Tantawan FPSO for additional processing, storage and sales. Any produced water will be treated to meet minimum specifications and discharged.

MARKETING AND CONTRACTS

     Gas Sales Agreement. Under the terms of the Concession, the Kingdom of Thailand has first priority to purchase oil and natural gas produced from Block B8/32. PTT is currently the sole purchaser of natural gas in Thailand and buys all gas at the well-head from private producers. PTT also maintains a monopoly over natural gas transmission and distribution in the country. The GSA was signed on November 7, 1995, requiring PTT to purchase a yearly aggregate amount from the Tantawan Concessionaires of at least 75 MMcfd of natural gas for the first year of production (which commenced in February 1997) rising to at least 85 MMcfd in the second year (which commences in October 1997) and thereafter determined by dividing the Field Reserves (as defined in the GSA) by 6,000, and should such rate exceeds 125 MMcfd, such rates are subject to further negotiation. The GSA terminates on the earlier of (i) termination of the petroleum production period, (ii) the date when there are no field reserves remaining, or (iii) 30 years from the contractual delivery date. Under the GSA, which is a take or pay agreement, contracted deliveries of gas to PTT are required to commence at the completion of a 72-hour production test or on March 31, 1997. The Concessionaires successfully completed the production test during March 1997.

     The natural gas price is based on formulae which provide adjustments to the base price for natural gas on each April 1 and October 1. Adjustments will be made to reflect changes in (i) wholesale prices in Thailand, (ii) the U.S. producer price index for oil field machinery and tools, and (iii) medium fuel oil prices. Adjustment factors for oil field machinery and medium fuel oil prices may be subsequently adjusted for THB/USD fluctuations. The currency of payment is Thai Baht. The base price was estimated to be equivalent to $2.02 per MMbtu at December 31, 1996.

     Oil Sales. The oil and condensate from Tantawan will be purchased by PTT, which has the right of first refusal on any hydrocarbon liquids produced domestically. The terms and conditions of a sales agreement are under negotiation pursuant to a MOU signed on November 14, 1996. If PTT does not wish to purchase this oil, then the Company believes that it can sell the oil to a variety of purchasers.

THAI CONCESSION TERMS

     Term. The Concession provides for an exploration period of 6 years ending July 31, 1997, which may be renewed upon agreement between the parties for an additional 3 year term. At the end of the initial exploration term on July 31, 1997, Thai petroleum law permits the government to grant, upon application by the Concessionaires, an additional three-year exploration term on up to 50% of the Concession acreage that has not been previously designated as a production area or relinquished, subject to certain terms and conditions including the agreement to undertake a work program and the payment of fees and rentals to be negotiated. In January 1997 the Concessionaires applied for an extension into the third obligation period.

     Before the expiration of the exploration period, the Concessionaires may pay surface reservation fees to retain acreage subject to forfeiture. Any fees payable will be at the rate prescribed by the Department of Mineral Resources on the date of submission of the application for the surface reservation.

     If production does not commence within four years of the designation of the production area, the production period will be deemed expired. The petroleum production period for producing areas extends 20 years from the date of termination of the exploration period plus a 10 year extension, subject to agreement on the terms thereof.

     Production Bonuses. Pursuant to the terms of the Concession, the Concessionaires are required to make the following payments ("Production Bonuses") to the Ministry of Finance: (i) $2 million upon the first production of petroleum from the Block; (ii) $3 million when petroleum production from the Block reaches an average of 50,000 barrels of crude oil equivalent per day in any one calendar month; and (iii) $7.5 million when the petroleum production from the Concession area reaches an average of 100,000 barrels of crude oil equivalent per day in any calendar month. Because production commenced at the Tantawan Field in February 1997, the Company paid to the Ministry of Finance in January 1997 the sum of $927,000 representing its 46.34% share of the first production bonus.

     Royalties. The following table summarizes the monthly royalties required to be paid based on barrels of oil equivalent produced within Block B8/32 (natural gas is converted to an equivalent under the royalty using a ratio of 10 MMbtu of natural gas to one barrel of oil):

                                                              PERCENT OF VALUE
                                                              OF PRODUCT SOLD
           MONTHLY VOLUME OF PRODUCT (IN BARRELS)               OR DISPOSED
           --------------------------------------             ----------------
Not exceeding 60,000........................................        5.00%
Portion exceeding 60,000 but not exceeding 150,000..........        6.25
Portion exceeding 150,000 but not exceeding 300,000.........       10.00
Portion exceeding 300,000 but not exceeding 600,000.........       12.50
Portion exceeding 600,000...................................       15.00

     Special Remuneratory Benefit. The Concessionaires are required to pay a Special Remuneratory Benefit (the "Benefit") under the Thai Petroleum Act. The Benefit is calculated annually on a block-by-block basis. No Benefit is payable if the block has no Annual Petroleum Profit (as defined to be hydrocarbon revenues net of, among other things, royalties, Production Bonuses, capital expenses and operating expenses). The Benefit, expressed as a percentage of Annual Petroleum Profit, varies from zero to 75%, depending on the level of annual revenue per meter drilled in the Block.

     Termination and Revocation. The Concession terminates (i) upon the termination of the petroleum production period; (ii) when the Effective Concession Area (as defined in the Concession) ceases to exist by virtue of the provisions of the Petroleum Act B.E.2514, which governs statutory percentage relinquishment, or through the voluntary relinquishment made by the Concessionaires; (iii) upon revocation of the Concession;

or (iv) upon termination of the Concessionaires' status as a juristic person (i.e., subject to the jurisdiction of Thai courts). Under the Petroleum Act, the Concession may be revoked by the Ministry of Industry if the Concessionaires (i) fail to furnish the Production Bonuses or pay the royalties, the Benefits or income taxes; (ii) become bankrupt; or (iii) fail to comply with good petroleum industry practice or to conduct petroleum operations with due diligence or violate certain other provisions of the Concession (including giving special priority to Thai nationals) or of the Petroleum Act (such as restrictions on transfer). Also, all production, storage and transportation equipment and facilities must be turned over to the Thai government at the end of the production term.

     Joint and Several Liability. Under the terms of the Concession, each of the Concessionaires is jointly and severally liable for the obligations of the Concessionaires, including payment of income taxes, under the Concession.

JOINT OPERATING AGREEMENT

     Tantawan. As a result of Maersk's decision not to participate in the development of the Tantawan Field, the Tantawan Concessionaires entered into a separate joint operating agreement effective as of March 3, 1995, with regard to the operation of the Tantawan Field (the "JOA Tantawan"). Thaipo was designated as Operator. The Operator has the exclusive right and is obligated to conduct all operations on behalf of the Tantawan Concessionaires relating to the Tantawan Field, including but not limited to the preparation and implementation of proposed work programs, budgets and authorizations for expenditure, planning for obtaining for all requisite services and materials, providing to each of the Tantawan Concessionaires reports, data and information concerning the operation in the Tantawan Field, subject to the supervision of the Operating Committee. The Operating Committee consists of one representative of each Tantawan Concessionaire with the Operator as the Chairman. Each party has a percentage vote on the Operating Committee equal to its percentage interest. For information on the percentage interest of each party, see "Business and Properties -- History of Block B8/32". All decisions of the Operating Committee require the affirmative votes of two or more non-affiliated parties having an aggregate percentage interest of not less than 51%. The approval of the Operating Committee is required with regard to the general outline of all work programs, appraisal and development operations and the budgets pertaining to operations in the Tantawan Field.

     Remainder of Block B8/32. Thai Romo, Thaipo, MOTL and Palang are parties to the Joint Operating Agreement dated August 1, 1991 (the "JOA"). MOTL was appointed Operator for the Block. Terms and conditions under the JOA relating to the Operator and the Operating Committee are substantially similar to those in the Tantawan JOA, except all decisions of the Operating Committee require the affirmative votes of two or more non-affiliated parties having an aggregate percentage interest of not less than 60%. In March 1997, MOTL was sold to the Concessionaires and Thaipo was designated as operator to replace MOTL.

SINGLE CUSTOMER

     All oil and natural gas produced from the Tantawan Field is being sold to PTT, which maintains a monopoly over oil and gas transmission and distribution in Thailand. The Concessionaires are required to give first priority to the Thai government to purchase the oil and natural gas produced by the Concessionaires.

     PTT is an agency of the Kingdom of Thailand, which has an "A" sovereign debt rating from Moody's and Standard & Poor's, both U.S. rating agencies.

OIL AND GAS PROPERTIES

     The table below summarizes the Company's net proved oil (including condensate and crude oil) and natural gas reserves and discounted net present value (NPV) by field as of December 31, 1996, as determined by Ryder Scott Company, the Company's independent petroleum reserve engineers.

                                                                                  NPV BEFORE    % OF
                                                OIL      NATURAL GAS    TOTAL     INCOME TAX    TOTAL
                   FIELD                       (MBO)       (MMCF)      (MMCFE)   ($ IN 000'S)    NPV
                   -----                      --------   -----------   -------   ------------   -----
Tantawan....................................  10,907.5      99,333     164,778      123,130      70.7
Benchamas...................................  10,424.2      45,665     108,210       51,065      29.3
                                              --------     -------     -------      -------     -----
          Total.............................  21,331.7     144,998     272,988      174,195     100.0
                                              ========     =======     =======      =======     =====

RESERVES

     The following table sets forth estimates of the net proved oil (including condensate and crude oil) and natural gas reserves of the Company at December 31, 1996, as determined by Ryder Scott Company:

                                  OIL (MBO)                       NATURAL GAS (MMCF)            NATURAL GAS EQUIVALENTS (MMCFE)
                      ----------------------------------   ---------------------------------   ---------------------------------
                      DEVELOPED   UNDEVELOPED    TOTAL     DEVELOPED   UNDEVELOPED    TOTAL    DEVELOPED   UNDEVELOPED    TOTAL
                      ---------   -----------   --------   ---------   -----------   -------   ---------   -----------   -------
Tantawan.............  5,192.0      5,715.5     10,907.5    45,998       53,335       99,333    77,150        87,628     164,778
Benchamas............       --     10,424.2     10,424.2        --       45,665       45,665        --       108,210     108,210
                       -------     --------     --------    ------       ------      -------    ------       -------     -------
  Total Company......  5,192.0     16,139.7     21,331.7    45,998       99,000      144,998    77,150       195,838     272,988
                       =======     ========     ========    ======       ======      =======    ======       =======     =======

     The Company has not filed any different estimates of its December 31, 1996 reserves with any federal agency.

     The reserve data set forth in this Form 10-K represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and adjustment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates often differ from the quantities of crude oil and natural gas that are ultimately recovered. Estimates of economically recoverable crude oil and natural gas reserves and of future net revenues are based upon a number of variables and assumptions, all of which may vary considerably from actual results. The reliability of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     The following table sets forth, at December 31, 1996, the discounted net present value attributable to the Company's estimated net proved reserves at that date as estimated by Ryder Scott Company, the Company's independent petroleum reserve engineers:

                                                       TANTAWAN   BENCHAMAS     TOTAL
                                                       --------   ---------   ---------
                                                        (IN THOUSANDS OF U.S. DOLLARS)
Future cash inflows..................................  $459,745   $ 351,494   $ 811,239
                                                       --------   ---------   ---------
Future production costs..............................   193,937      51,461     245,398
Future development costs.............................    70,040     114,713     184,753
                                                       --------   ---------   ---------
Total Future costs...................................   195,768     166,174     430,151
                                                       --------   ---------   ---------
Future net cash inflows..............................   195,768     185,320     381,088
Discount at 10% per annum............................   (72,638)   (134,255)   (206,893)
                                                       --------   ---------   ---------
Standardized measure of discounted future net cash
  flows, before income taxes.........................  $123,130   $  51,065   $ 174,195
                                                       ========   =========   =========

     In computing this data, assumptions and estimates have been utilized, and no assurance can be given that such assumptions and estimates will be indicative of future economic conditions. The future net cash inflows are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on December 31, 1996 economic conditions. The estimated future production is priced at prices the Company estimated it would have received at December 31, 1996, except where fixed and determinable price escalations or oil hedges are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on December 31, 1996 cost levels, but not for debt service and general and administrative expenses.

ACREAGE AND PRODUCTIVE WELLS

     The following table sets forth the Company's developed and undeveloped acreage position at December 31, 1996:

                                            DEVELOPED        UNDEVELOPED
                                             ACREAGE           ACREAGE            TOTAL
                                         ---------------    --------------    --------------
                                         GROSS      NET     GROSS     NET     GROSS     NET
                                         ------     ----    ------    ----    ------    ----
                                         (IN THOUSANDS)     (IN THOUSANDS)    (IN THOUSANDS)
Gulf of Thailand.......................    68        31      1,284     407     1,352     438

     This acreage is subject to relinquishment. See "History of Block B8/32."

     At December 31, 1996, the Company owned interests in the following wells capable of production pending completion and installation of production facilities:

                                                              GROSS    NET
                                                              -----    ---
Oil and Gas Wells...........................................   39      16

DRILLING ACTIVITY

     The following table sets forth the number of gross and net productive and dry development wells and exploratory wells drilled by the Company during the years indicated:

                                            GROSS              GROSS               NET                NET
                                         DEVELOPMENT        EXPLORATORY        DEVELOPMENT        EXPLORATORY
                                            WELLS              WELLS              WELLS              WELLS
                                       ----------------   ----------------   ----------------   ----------------
                YEAR                   SUCCESSFUL   DRY   SUCCESSFUL   DRY   SUCCESSFUL   DRY   SUCCESSFUL   DRY
                ----                   ----------   ---   ----------   ---   ----------   ---   ----------   ---
1996.................................      9         2        13       --       4.2       .9         5       --
1995.................................      7        --         3        1       3.2       --        .9       .5
1994.................................     --        --         4        1        --       --       1.3       .3
1993.................................     --        --         2        2        --       --        .6       .6
1992.................................     --        --         1       --        --       --        .3       --

     The Company has identified a number of exploration and development prospects within Block B8/32 which include Tantawan, Benchamas, Pakakrong, North Benchamas and Maliwan. Such areas are subject to relinquishment in the event the exploration period under the Concession is not extended. See "Business and Properties -- History of Block B8/32."

  Tantawan

     Through December 31, 1996, the Company has participated in drilling a total of 18 development and 16 exploration wells in the Tantawan Field, all but 1 of which have encountered hydrocarbons. Of the 33 wells that encountered hydrocarbons, 29 are deemed capable of commercial flow rates. All of these successful wells were drilled in the southern portion of the Tantawan Field and have encountered an average of 170 feet of net hydrocarbon pay.

     In August 1996, the Company set its "A" and "B" 12-slot production platforms and mobilized two drilling rigs to tie-back and complete a total of 19 wells. To facilitate moving the natural gas and crude oil to market, the operator participated in a long term lease for an oceangoing tanker, the T/T Bayern, the only FPSO vessel in the Gulf of Thailand. The vessel, recommissioned as the Tantawan Explorer, was delivered in December 1996.

     During 1996, Thai Romo and its partners began construction of the 9-slot "C" platform which arrived on-site in February 1997. In October 1996, the Company signed a contract for the construction of a second 9-slot ("D") platform which is scheduled to be installed during the third quarter of 1997.

  Benchamas

     As of year-end 1996 the Company had participated in the drilling of 8 exploratory wells, all of which were hydrocarbon bearing and considered to be commercially viable. The wells encountered an average of 250' of net hydrocarbon pay. The Benchamas-9 was successfully drilled in January 1997. Additional delineation wells are planned to be drilled in 1997.

     In the first quarter of 1997, the Concessionaires made formal application to Thailand's Department of Mineral Resources for a production license to produce Benchamas and a portion of Pakakrong Field. This plan of development contemplates the installation of satellite platforms and a central processing facility platform and will avail itself of the infrastructure in place at the nearby Tantawan Field. It is anticipated that production from the Benchamas Field will be sold under similar terms as that from the Tantawan Field.

  Pakakrong

     In late 1995, a 100 square mile 3-D seismic survey of the Pakakrong prospect was acquired, processed and interpreted. The prospect is centered 8.5 miles southwest of the Benchamas-1 well. Production tests in the 2 Pakakrong wells drilled in early 1996 have established potential commercial reservoirs at depths considerably shallower than found to date elsewhere within the Block. The production license application currently being prepared for the Benchamas area will include the Pakakrong area.

     Drill stem tests conducted in Pakakrong-1 yielded cumulative flow rates of
25.5 MMcfd of natural gas and 0.7 Mbpd of oil or condensate. Three DSTs were conducted in the Pakakrong-2 well. Two of the tests conducted across intervals at 7,400 feet and 7,640 feet produced substantial quantities of CO(2) approximately 60% and 80%, respectively. The third test, conducted at a depth of 4,200 feet, yielded a flow of 1.6 Mbpd. Based on seismic interpretation, it is believed that this zone may be the same zone observed but not tested in the Pakakrong-1 well located one mile northwest.

  North Benchamas

     This prospect, as with others, will be the subject of further exploration efforts in 1997. A 120 square-mile 3-D survey of the North Benchamas prospect was conducted during the fourth quarter of 1996. Following a detailed seismic interpretation, the Company expects to drill several exploratory wells during the first quarter of 1997.

  Maliwan

     Located south of the Benchamas area, this prospect is sizable and has been part of the recent 3-D seismic programs. An exploration for 1997 program is planned for this prospect as well.

  Thailand Taxes

     Under the Petroleum Income Tax Act B.E. 2514 and (No. 4) B.E. 2532, Thai Romo's and B8/32 Partners' net profits derived from the petroleum business are subject to Thai income tax at the rate specified by the Royal Decree Prescribing Petroleum Income Tax Rates B.E. 2514, which must not be lower than 50% and not be higher than 60% of such net profits. Under the Royal Decree, the Thai income tax rate to be imposed on Thai Romo's and B8/32 Partners' anticipated net profits derived from their petroleum business is 50%.

     In computing Thai Romo's and B8/32 Partners' anticipated net profits from its petroleum business that will be subject to Thai tax, any interest paid on loans by Thai Romo and B8/32 Partners to any lenders or shareholders, whether or not resident or doing business in Thailand, is not deductible. Royalties to be paid by Thai Romo and B8/32 Partners to the Ministry of Industry that are required under the Concession are deductible in computing Thai Romo's and B8/32 Partners' net profits from their petroleum business.

EMPLOYEES

     At January 31, 1997, the Company employed approximately 13 people (excluding Messrs. Rutherford and Moran) in its Houston, Texas location whose functions are associated with management, engineering, geology, finance and administration. The Company has no collective bargaining arrangement with employees and believes its relations with its employees are good.

OFFICES

     The Company leases its Houston office under a lease covering approximately 9,473 square feet, expiring in February 2002. The monthly rent and expenses are approximately $10,000.

ITEM 3. LEGAL PROCEEDINGS

     As of December 31, 1996, the Company is not aware of any current or potential legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since June 21, 1996, the Company's Common Stock, $0.01 par value (the "Common Stock"), has been traded on the NASDAQ National Market System under the symbol "RMOC." As of March 10, 1997, there were 25,651,338 shares of Common Stock outstanding. The Company has never paid dividends on its Common Stock and does not expect to pay dividends in the near future.

     The following table shows the high and low prices, at each quarter, of the Common Stock on the NASDAQ Stock Exchange since inception:

                    QUARTER ENDED, 1996                       HIGH      LOW
                    -------------------                      ------    ------
June 30....................................................  $25.25    $23.00
September 30...............................................  $30.00    $23.87
December 31................................................  $30.75    $25.00

ITEM 6. SELECTED FINANCIAL DATA

     The financial data as of and for the years ended December 31, 1992 through 1996 were derived from audited and unaudited consolidated financial statements of the Company and its predecessors. The data set forth in this table should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the more detailed consolidated financial statements and related notes included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                             1996      1995      1994        1993          1992
                                            -------   -------   -------   -----------   -----------
                                                                                        (UNAUDITED)
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income...........................  $   170   $     5   $     6     $    24       $    55
Costs and expenses:
  General and administrative..............    2,268       322       290         187           121
  Depreciation, depletion and
     amortization.........................       29         5         2          --            --
  Interest expense........................      806       190       107          76           183
                                            -------   -------   -------     -------       -------
                                              3,103       517       399         263           304
                                            -------   -------   -------     -------       -------
Loss before taxes.........................   (2,933)     (512)     (393)       (239)         (249)
Income tax expense........................    1,391        --        --          --            --
                                            -------   -------   -------     -------       -------
Net loss..................................  $(4,324)  $  (512)  $  (393)    $  (239)      $  (249)
                                            =======   =======   =======     =======       =======
  Loss per share of common stock..........  $ (0.18)  $ (0.02)  $ (0.02)    $ (0.01)      $ (0.01)
                                            =======   =======   =======     =======       =======
Weighted average shares outstanding.......   23,411    21,000(a) 21,000(a)   21,000(a)     21,000(a)

                                           --------------------------------------------------------
                                                               AT DECEMBER 31,
                                           --------------------------------------------------------
                                             1996      1995      1994        1993          1992
                                           --------   -------   -------   -----------   -----------
                                                                          (UNAUDITED)   (UNAUDITED)
                                                                (IN THOUSANDS)
Balance Sheet Data (at end of period):
  Oil and gas properties, at cost........  $123,300   $55,951   $18,944     $10,895       $ 4,406
  Total assets...........................   129,825    67,669    19,427      11,034         6,179
  Long-term debt, including current
     maturities..........................    22,842    34,385     1,400          --            --
  Stockholders' equity...................   100,625    23,269(a) 15,484(a)    8,689(a)      4,132(a)

---------------

(a) RMOC became a public entity in June 1996. See Notes to Consolidated Financial Statements -- Note 2 -- Significant Accounting Policies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year in the three-year period ended December 31, 1996. The Consolidated Financial Statements and the notes thereto should be referred to in conjunction with this discussion.

     From time to time, the Company may elect to make certain statements that provide the Company's stockholders and the investing public with "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part the "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this report and as part of other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements may include, but not be limited to, statements concerning estimates of current and future results of operations, earnings, reserves, the timing and commencement of wells and the production therefrom, production estimates based upon drill stem tests and other test data, future capacity under its credit arrangements, and future capital expenditures and liquidity requirements.

     Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

     Among the factors that have a direct bearing on the Company's results of operations and the oil and gas exploration industry in which it operates are uncertainties inherent in estimating reserves and future cash flows; changes in the price of oil and natural gas; the limited production and exploration histories in Block B8/32; the status of the Company's existing and future contractual relationships with the Government of Thailand, including the Concession, the Gas Sales Agreement and the Oil Sales Agreement; risks associated with having the Government of Thailand as the sole purchaser of the Company's oil and gas production, including, political instability and economic downturns in the Thailand economy and a reduction in demand for oil and natural gas in Thailand; foreign currency fluctuation risks; the presence of competitors with greater financial resources and capacity; difficulties, and risks associated with, delivering the Company's production, including inherent risks associated with offshore oil and gas exploration and development operations and risks associated with offshore marine operations such as capsizing, sinking, grounding, collision and damage from severe weather conditions; and the Company's successful execution of internal operating plans as well as regulatory uncertainties in Thailand and legal proceedings.

OVERVIEW

     RMEC, currently a wholly owned subsidiary of the Company, was formed on September 21, 1990 (date of inception) for the purpose of holding an interest in an oil and gas concession in Thailand. RMEC paid all of the expenses of the concession on behalf of Thai Romo through November 4, 1993.

     Effective September 24, 1990, the stockholders of RMEC elected to have it treated as an S Corporation under the Internal Revenue Code of 1986, as amended. As such, RMEC did not incur federal income taxes at the corporate level prior to June 18, 1996, and its taxable income or loss was passed through to its stockholders based on their interests.

     In November 1993, Thai Romo amended its Article of Association so that it would be treated as a partnership for U.S. income tax purposes and added additional partners, including the Company's current Chairman of the Board and current President and Chief Executive Officer. As such, Thai Romo was not subject to federal income taxes from November 1993 to June 17, 1996. Income and losses earned by Thai Romo were passed through to the partners on the basis of their interest in Thai Romo.

     In June 1996, the Company entered into an exchange transaction (the "Exchange") whereby the partners of Thai Romo (other than RMEC) exchanged their interests (including outstanding notes payable to them) in Thai Romo for common stock, $.01 par value ("Common Stock"), of the Company, which interests in Thai Romo were simultaneously transferred to TRH, a wholly owned subsidiary of the Company, and the stockholders of RMEC (the Company's current Chairman of the Board and current President and Chief Executive Officer) exchanged their shares of RMEC for shares of Common Stock. Immediately following the Exchange, RMEC and Thai Romo (indirectly) were wholly owned by the Company. The Company's results of operations and financial positions prior to the Exchange reflect the results of operations and financial position of RMEC, TRH and Thai Romo as the Company's predecessors.

     Following the Exchange, the Company completed its initial public offering of the Common Stock, raising net proceeds, after deducting underwriting commissions and discounts and expenses of the offering, of $84.3 million, which were utilized to repay outstanding debt to the Company's principal stockholders, repay bank debt and fund cash outlays.

     As of December 31, 1996, the Company's exploration and development activities have not generated revenues. As a result, the Company's historical results of operations have been presented as a development stage company and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In this regard, future results of the Company will be materially dependent upon the success of the Company's operations within Block B8/32.

     As of December 31, 1996, the Company had not sold any oil and gas. Initial sales from the Tantawan Field of Block B8/32 began on February 1, 1997. The natural gas and crude oil production from the two wellhead platforms is being moved to the FPSO in the field. Natural gas and crude oil revenues are recorded using the entitlements method, whereby any production volumes received in excess of the Company's ownership percentage in the property is recorded as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable.

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and natural gas reserves.

RESULTS OF OPERATIONS

  Year ended December 31, 1996, compared with the year ended December 31, 1995

     The Company's net loss of $4,324,000 for the twelve months ended December 31, 1996 increased from the Company's net loss of $512,000 for the twelve months ended December 31, 1995 due primarily to increases in deferred income taxes caused by a one time non-cash charge of $1,921,000 and general and administrative expenses and less significantly due to increases in interest expense, and salaries and wages, offset partially by an increase in interest income.

     As RMEC and Thai Romo became part of the Company's consolidated federal tax return following the Exchange, RMEC and Thai Romo recorded an income tax expense and a corresponding deferred tax liability expense of $1,921,000 for the difference between the book basis and tax basis of oil and gas properties on June 17, 1996. This charge was offset by a benefit of $530,000 recorded in the third and fourth quarters for the operating loss generated by the Company.

     Interest income of $170,000 for the twelve months ended December 31, 1996, increased compared to $5,000 for the twelve months ended December 31, 1995. This increase is due to the increase in cash available from the proceeds of the initial public offering.

     Interest expense of $806,000 for the twelve months ended December 31, 1996, increased compared to $190,000 for the twelve months ended December 31, 1995. This increase is caused by higher levels of outstanding debt and an increase in the amortization of deferred financing costs.

     Salaries and wages and general and administrative expenses of $535,000 and $1,733,000, respectively, for the twelve months ended December 31, 1996, increased compared to $114,000 and $208,000, respectively, for the twelve months ended December 31, 1995. These increases are primarily due to the capitalization of a greater portion of salaries and wages and direct costs related to oil and gas property development in 1995 compared to 1996 and, to a lesser extent, an increase in compensation expense.

  Year Ended December 31, 1995, compared with year ended December 31, 1994

     The Company's net loss of $512,000 in 1995 increased compared to the Company's net loss of $393,000 in 1994 due to increases in interest expense and general and administrative expenses.

     Noncapitalized interest expense of $190,000 for 1995 increased compared to $107,000 in 1994. This increase is due to the significant additions of debt incurred under loans from banks and stockholders. Balances under such loan facilities were $42.9 million and $2.9 million at December 31, 1995 and 1994, respectively.

     General and administrative expenses of $208,000 for 1995 increased compared to $181,000 in 1994. This increase is due to increased legal costs incurred for general corporate purposes.

  Year ended December 31, 1994, compared with year ended December 31, 1993

     The Company's net loss of $393,000 in 1994 increased compared to the Company's net loss of $239,000 in 1993 due to increases in interest expense and general and administrative expenses.

     Interest expense of $107,000 for 1994 increased compared to $76,000 in 1993. This increase is due to an increase in variable interest rates from 1993 to 1994.

     General and administrative expenses of $181,000 for 1994 increased compared to $74,000 in 1993. This increase is due to additional rent and additional legal fees incurred for general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

     During the period from the inception of the Company on September 21, 1990 through December 31, 1996, the Company invested approximately $123 million primarily for development and exploration activities conducted in Block B8/32 and the acquisitions of interests in or rights to the Concession. During this period, the Company had negative operating cash flow. Since its inception, the Company has financed its growth with a combination of equity infusions by its principal stockholders (primarily Messrs. Rutherford and Moran), bank and stockholders loans, and the sale of common stock.

     In June 1996, RMOC completed the IPO which resulted in RMOC raising net proceeds of approximately $97 million. The proceeds were used to repay outstanding bank and stockholder indebtedness, redeem notes and shares of RMEC, and fund capital expenditures.

     On September 20, 1996, the Company entered into a $150,000,000 Revolving Credit Facility (the "Revolving Credit Facility") with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999, and a borrowing base limitation at December 31, 1996 of $60,000,000. The Revolving Credit Facility is secured by the stock of certain subsidiaries of the Company. The Company currently is in the process of increasing the borrowing base in its Revolving Credit Facility, which additional capacity will be utilized to fund budgeted capital expenditures, acquisition financing and for working capital and other general purposes.

     Under the terms of the Revolving Credit Facility, outstanding borrowings will bear interest at the Base Rate (defined as the greater of the Federal Funds Rate plus .5% or the agent bank's prime rate) plus .25% or the Eurodollar Rate (defined as an average of the London Interbank Offered Rate of two banks) plus 1.75%, at the Company's option. Interest is payable quarterly. The Company is also assessed a commitment fee equal to .5% per annum on the average daily balance of the unused borrowing base. The Revolving Credit Facility provides for semi-annual borrowing base redeterminations as well as certain covenants, including limitations on additional indebtedness, payment of dividends and an interest coverage ratio.

     At December 31, 1996, $22,842,000 was outstanding under the Revolving Credit Facility at interest rates ranging from 7.125% to 7.4375% per annum.

     To explore and develop Block B8/32, the Company anticipates capital expenditures of approximately $108 million for 1997, which includes approximately $28 million for the MOTL acquisition which was consummated on March 3, 1997. Of such capital expenditures, approximately $34 million is budgeted for development of the Tantawan Field which has commenced production in early 1997 and $36 million is budgeted for the Benchamas Field. In addition to such capital expenditures, the Company expects to incur additional cash expenses and working capital requirements of approximately $27 million, primarily relating to cash expenses, including interest.

     RMOC financed the purchase of its interest in MOTL by utilizing $20,000,000 from a new credit facility which is to be repaid no later than June 30, 1997. The credit facility contains terms which are substantially identical to those in the Company's Revolving Credit Facility. The remainder of the payment was financed by its Revolving Credit Facility. The Company anticipates that it will finance remaining expenditures during 1997 and repay the new credit facility with internally generated cash flow and borrowings under the Revolving Credit Facility after redetermination of the borrowing base.

FOREIGN CURRENCY FLUCTUATIONS

     The Company does not currently hold significant amounts of cash, cash equivalents, long-term financial instruments or investments denominated in foreign currencies. However, virtually all of its operating revenues will be denominated in Thai Baht. Although the Thai Baht/U.S. dollar exchange rate has historically been stable, the Company will consider instruments intended to mitigate the foreign currency risks associated with such holdings through currency rate hedging transactions such as options, futures or other derivative financial instruments.

EFFECTS OF INFLATION

     Currently annual inflation in terms of the decrease in the general purchasing power of the dollar is running much below the general annual inflation rates experienced in the past. While the Company, like other companies, continues to be affected by fluctuations in the purchasing power of the dollar, such effect is not currently considered significant.

CHANGING OIL PRICES

     The Company is dependent on crude oil prices, which have historically been volatile. The Company has used crude oil price swaps and other similar arrangements to hedge against potential adverse effects of fluctuations in future prices for the Company's future oil production. While the swaps are intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price. At December 31, 1996, crude oil price swap agreements were in place for the Company's oil production of one million barrels (MMBbl) of aggregate oil volumes for April through December 1997 at a weighted average price of $15.92 per Bbl and 1.75 MMBbl of aggregate oil volumes for January through December 1998 at a weighted average of $15.92 per Bbl. At December 31, 1996, the Company estimates the cost of unwinding this position to be $8,516,000. Embedded within the crude oil price swaps, the Company has provided to the affiliate of a lender a swap option for 1.25 MMBbl of aggregate oil volumes for January through December 1999 at a price of $18.30 per Bbl. The Company has accounted for the swap option separately as it does not qualify as a hedge. After March 31, 1977 future changes in value of the swap option will be recorded in the statement of operations. At December 31, 1996, the Company estimates the value of this position to be $1,400,000 and has recorded the amount as a liability on the balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    17
Consolidated Statements of Operations, for the periods June
  18, 1996 through December 31, 1996 (Company), and January
  1, 1996 through June 17, 1996 and for the years ended
  December 31, 1995 and 1994 (Predecessors) and Inception to
  December 31, 1996.........................................    18
Consolidated Balance Sheets, December 31, 1996 (Company),
  and 1995 (Predecessors)...................................    19
Consolidated Statements of Changes in Stockholder's and
  Predecessors' Equity, for the periods June 18, 1996
  through December 31, 1996 (Company), and January 1, 1996
  through June 17, 1996 and for the years ended December 31,
  1995 and 1994 and Inception to December 31, 1993
  (Predecessors)............................................    20
Consolidated Statements of Cash Flows, for the periods June
  18, 1996 through December 31, 1996 (Company), and January
  1, 1996 through June 17, 1996 and for the years ended
  December 31, 1995 and 1994 (Predecessors) and Inception to
  December 31, 1996.........................................    21
Notes to Consolidated Financial Statements..................    22

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rutherford-Moran Oil Corporation
(A Development Stage Company):

We have audited the accompanying consolidated balance sheet of Rutherford-Moran Oil Corporation as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period June 18, 1996 through December 31, 1996 and the consolidated balance sheet of the Company's Predecessors as of December 31, 1995 and the related Predecessors' consolidated statements of operations, changes in partners' equity and cash flows for the period January 1, 1996 through June 17, 1996 and for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rutherford-Moran Oil Corporation and its Predecessors as of December 31, 1996 and 1995, respectively, and the results of its operations and its cash flows and those of its Predecessors for the period June 18, 1996 through December 31, 1996 and the period January 1, 1996 through June 17, 1996 and for the years ended December 31, 1995 and 1994, respectively, in conformity with generally accepted accounting principles.

                                          KMPG Peat Marwick LLP

March 25, 1997
Houston, Texas

                        RUTHERFORD-MORAN OIL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    SEPTEMBER 21,
                                   JUNE 18,       JANUARY 1,                                        1990 (DATE OF
                                   THROUGH         THROUGH           YEAR ENDED DECEMBER 31,        INCEPTION) TO
                                 DECEMBER 31,      JUNE 17,      -------------------------------    DECEMBER 31,
                                     1996            1996             1995             1994             1996
                                 ------------   --------------   --------------   --------------   ---------------
                                  (COMPANY)     (PREDECESSORS)   (PREDECESSORS)   (PREDECESSORS)
Interest Income................    $   170         $    --          $     5          $     6           $   337
Expenses
  Interest Expense.............        411             395              190              107             1,362
  Depreciation Expense.........         25               4                5                2                37
  Salaries and wages...........        427             108              114              109               882
  General and administrative...      1,553             180              208              181             2,403
                                   -------         -------          -------          -------           -------
  Total expenses...............      2,416             687              517              399             4,684
                                   -------         -------          -------          -------           -------
          Net loss before
            taxes..............     (2,246)           (687)            (512)            (393)           (4,347)
Income tax expense (benefit)...       (530)          1,921               --               --             1,391
                                   -------         -------          -------          -------           -------
Net loss.......................    $(1,716)        $(2,608)         $  (512)         $  (393)          $(5,738)
                                   =======         =======          =======          =======           =======
Net loss per common share......    $ (0.07)        $ (0.12)         $ (0.02)         $ (0.02)          $ (0.27)
                                   =======         =======          =======          =======           =======
Weighted average number of
  common shares outstanding....     25,514          21,000           21,000           21,000            21,384
                                   =======         =======          =======          =======           =======

          See accompanying notes to consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                1996            1995
                                                              ---------    --------------
                                                              (COMPANY)    (PREDECESSORS)
Current assets:
  Cash and cash equivalents.................................  $    444        $ 9,831
  Value added tax refund receivable.........................     2,806            631
  Joint interest receivables................................       150          1,002
  Prepaid expenses and other................................        17             35
                                                              --------        -------
          Total current assets..............................     3,417         11,499
Property and equipment, at cost:
  Oil and gas (full cost method)............................   123,300         55,951
  Office furniture and fixtures.............................       197             58
  Accumulated depreciation, depletion and amortization......       (37)            (7)
                                                              --------        -------
                                                               123,460         56,002
Other assets:
  Loan acquisition costs....................................     1,948            399
  Accumulated amortization..................................      (400)          (231)
                                                              --------        -------
     Loan acquisition costs, net of amortization............     1,548            168
  Deferred costs............................................     1,400             --
                                                              --------        -------
          Total assets......................................  $129,825        $67,669
                                                              ========        =======
                  LIABILITIES & STOCKHOLDERS' AND PREDECESSORS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    852        $   370
  Loans from stockholders...................................        --          8,490
  Note payable to bank......................................        --         34,385
  Joint interest payable....................................     2,715            977
  Accrued interest on loans from stockholders...............        --            178
                                                              --------        -------
          Total current liabilities.........................     3,567         44,400
Note payable to bank........................................    22,842             --
Deferred taxes..............................................     1,391             --
Premium on written option...................................     1,400             --
Stockholders' and Predecessors' equity:
  Predecessors' equity......................................        --         24,450
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding...........        --             --
  Common stock, $0.01 par value, 40,000,000 shares
     authorized, 25,651,338 shares issued and outstanding at
     December 31, 1996......................................       256             --
  Additional paid-in capital................................   103,143             --
  Deficit accumulated during the development stage..........    (1,716)        (1,181)
  Deferred compensation.....................................    (1,058)            --
                                                              --------        -------
          Total stockholders' and predecessors' equity......   100,625         23,269
                                                              --------        -------
Commitments and contingencies...............................        --             --
                                                              --------        -------
          Total liabilities and stockholders' and
            predecessors' equity............................  $129,825        $67,669
                                                              ========        =======

          See accompanying notes to consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' AND PREDECESSORS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                      DEFICIT                        TOTAL
                                                    COMMON STOCK                    ACCUMULATED                  STOCKHOLDERS'
                                                --------------------   ADDITIONAL   DURING THE                        AND
                                PREDECESSORS'     SHARES                PAID-IN     DEVELOPMENT     UNEARNED     PREDECESSORS'
                                   EQUITY       OUTSTANDING   AMOUNT    CAPITAL        STAGE      COMPENSATION      EQUITY
                                -------------   -----------   ------   ----------   -----------   ------------   -------------
Balance at September 21, 1990
  (Date of Inception).........    $     --              --     $ --     $     --      $    --       $    --        $     --
Capital contributions.........      11,294              --       --           --           --            --          11,294
Capital distributions.........      (2,205)             --       --           --           --            --          (2,205)
Net loss......................         (58)             --       --           --         (451)           --            (509)
                                  --------      ----------     ----     --------      -------       -------        --------
Balance at December 31,
  1993........................       9,031              --       --           --         (451)           --           8,580
Capital contributions.........       7,296              --       --           --           --            --           7,296
Net loss......................         (44)             --       --           --         (348)           --            (392)
                                  --------      ----------     ----     --------      -------       -------        --------
Balance at December 31,
  1994........................      16,283              --       --           --         (799)           --          15,484
Capital contributions.........       8,297              --       --           --           --            --           8,297
Net loss......................        (130)             --       --           --         (382)           --            (512)
                                  --------      ----------     ----     --------      -------       -------        --------
Balance at December 31,
  1995........................      24,450              --       --           --       (1,181)           --          23,269
Net loss from January 1, 1996
  to June 17, 1996............          --              --       --           --       (2,608)           --          (2,608)
Transfer of interests and
  issuance of common stock in
  initial public offering.....     (24,450)     25,000,000      250      104,620        3,789            --          84,209
Redemption of Rutherford-Moran
  Exploration Company stock by
  majority shareholders.......          --              --       --      (12,360)          --            --         (12,360)
Exercise of call option on
  Thai Romo Limited stock.....          --              --       --       (3,130)          --            --          (3,130)
Issuance of common stock for
  initial public offering
  over-allotment..............          --         600,000        6       12,828           --            --          12,834
Grant of restricted stock
  awards......................                      51,338       --        1,185           --        (1,185)             --
Amortization of restricted
  stock awards................          --              --       --           --           --           127             127
Net loss from June 18, 1996 to
  December 31, 1996...........          --              --       --           --       (1,716)           --          (1,716)
                                  --------      ----------     ----     --------      -------       -------        --------
Balance at December 31,
  1996........................    $     --      25,651,338     $256     $103,143      $(1,716)      $(1,058)       $100,625
                                  ========      ==========     ====     ========      =======       =======        ========

          See accompanying notes to consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                    SEPTEMBER 21,
                                                   JUNE 18,        JANUARY 1,                                       1990 (DATE OF
                                                    THROUGH         THROUGH                                         INCEPTION) TO
                                                 DECEMBER 31,       JUNE 17,       DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                     1996             1996             1995             1994            1996
                                                 -------------   --------------   --------------   --------------   -------------
                                                   (COMPANY)     (PREDECESSORS)   (PREDECESSORS)   (PREDECESSORS)
Cash flows from operating activities:
  Net loss.....................................    $ (1,716)        $ (2,608)        $   (512)        $  (393)        $  (5,737)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
    Depreciation and amortization..............          25                4                5               2                37
    Amortization of deferred financing costs...         141               --               --              --               141
    Amortization of unearned compensation......         127               --               --              --               127
    Deferred income taxes......................        (530)           1,921               --              --             1,391
    Changes in assets and liabilities:
      Accounts Receivable......................        (764)            (559)          (1,628)             (5)           (2,956)
      Accounts Payable.........................      (4,116)           6,336              479             198             3,745
      Other current assets & liabilities.......          13             (172)             (25)              2              (195)
                                                   --------         --------         --------         -------         ---------
        Cash provided by (used in) operating
          activities...........................      (6,820)           4,922           (1,681)           (196)           (3,447)
                                                   --------         --------         --------         -------         ---------
Cash flows from investing activities:
  Investment in oil and gas properties.........     (36,804)         (30,377)         (36,776)         (8,159)         (122,901)
  Other capital expenditures...................        (101)             (38)             (12)            (19)             (197)
                                                   --------         --------         --------         -------         ---------
        Cash used in investing activities......     (36,905)         (30,415)         (36,788)         (8,178)         (123,098)
                                                   --------         --------         --------         -------         ---------
Cash flows financing activities:
  Deferred financing costs.....................      (1,689)              --               --              --            (1,689)
  Exercise of call option on Thai Romo Limited
    stock......................................      (3,130)              --               --              --            (3,130)
  Capital contributions........................          --               --            7,898           7,296            26,488
  Proceeds from initial public offering........      97,043               --               --              --            97,043
  Redemption of Rutherford-Moran Exploration
    Company stock by majority stockholders.....     (12,360)              --               --              --           (12,360)
  Proceeds from loans from stockholders........          --           15,654            6,993              --            24,994
  Payments on loans from stockholders..........     (24,144)              --               --              --           (24,994)
  Capital distributions........................          --               --               --              --            (2,205)
  Borrowings under bank notes..................      22,842           29,164           32,985           1,400            86,391
  Repayments of bank notes.....................     (49,664)         (13,885)              --              --           (63,549)
                                                   --------         --------         --------         -------         ---------
        Cash provided by financing
          activities...........................      28,898           30,933           47,876           8,696           126,989
                                                   --------         --------         --------         -------         ---------
        Net increase (decrease) in cash and
          cash equivalents.....................     (14,827)           5,440            9,407             322               444
Cash and cash equivalents, beginning of
  period.......................................      15,271            9,831              424             102                --
                                                   --------         --------         --------         -------         ---------
Cash and cash equivalents, end of period.......    $    444         $ 15,271         $  9,831         $   424         $     444
                                                   ========         ========         ========         =======         =========
Supplemental disclosures of cash flow
  information: Cash paid during the period for
  interest.....................................    $  1,139         $    767         $    211         $   220         $   1,279
                                                   ========         ========         ========         =======         =========
  Cash paid during the period for income tax...    $     --         $     --         $     --         $    --         $      --
                                                   ========         ========         ========         =======         =========
Supplemental disclosure of noncash investing
  and financing activities:
  Issuance of partnership interest in Thai Romo
    Limited for loan acquisition costs.........    $     --         $     --         $    400         $    --         $     400
                                                   ========         ========         ========         =======         =========
  Capitalization of amortized loan acquisition
    costs......................................    $     --         $    168         $    231         $    --         $     399
                                                   ========         ========         ========         =======         =========
  Interests in Thai Romo Limited and
    Rutherford-Moran Exploration Company
    contributed for common stock...............    $     --         $ 24,450         $     --         $    --         $  24,450
                                                   ========         ========         ========         =======         =========
  Predecessor retained earnings reclassified to
    additional paid-in capital.................    $  3,789         $     --         $     --         $    --         $   3,789
                                                   ========         ========         ========         =======         =========
  Premium deferred and premium on written
    option.....................................    $    843         $    557         $     --         $    --         $   1,400
                                                   ========         ========         ========         =======         =========

          See accompanying notes to consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION

     The accompanying consolidated financial statements of Rutherford-Moran Oil Corporation ("RMOC" or Company), a Delaware corporation, have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission ("SEC").

     The Company is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties in Southeast Asia. As of December 31, 1996, the Company's exploration activities are entirely in the Gulf of Thailand and are conducted through its subsidiary, Thai Romo, Limited ("Thai Romo").

     The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     In April 1996, Rutherford/Moran Oil Corporation changed its name to Rutherford-Moran Exploration Company ("RMEC"). RMEC was formed on September 21, 1990 (date of inception), for the purpose of holding an interest in an oil and gas concession in Thailand through its subsidiary, Thai Romo, which was organized as a foreign corporation under the laws of the Kingdom of Thailand. Thai Romo was formed as a wholly owned subsidiary of RMEC. Thai Romo is one of the concessionaires under the Petroleum Concession No. 1/2534/36 (the "Concession") awarded by the Ministry of Industry of the Kingdom of Thailand for the development and production of oil and gas reserves in offshore Block B8/32 in the central portion of the Gulf of Thailand. The Concession was awarded on August 1, 1991, to Thai Romo, Thaipo, a wholly owned subsidiary of Pogo Producing Company, and Maersk Oil (Thailand), Limited ("MOTL"), a wholly-owned subsidiary of Maersk Olie og Gas As. Subsequent to the award, the Sophonpanich Co., Limited ("Sophonpanich") elected to participate in the Concession as a co-venturer. Thaipo has been the operator of the Tantawan Field within the Concession, and until March 1997 the remainder of the Concession was operated by Maersk Oil (Thailand) Ltd. Subsequent to March 1997, Thaipo operated the remainder of the concession, as the shares of Maersk Oil (Thailand) Limited were sold to the concessionaires. Effective June 17, 1996, the stockholders of RMEC and the partners of Thai Romo exchanged their interests for shares of common stock of a newly formed entity, RMOC. RMOC is the parent company of RMEC and Thai Romo Holdings, Inc. RMEC and Thai Romo Holdings, Inc. collectively own the outstanding shares of Thai Romo. During June 1996, RMOC sold 16% of its common stock in an initial public offering (the "Offering") in conjunction with the consummation of the exchange of RMEC common stock and Thai Romo interests for common stock of RMOC. In conjunction with the Offering, RMEC redeemed for $12.4 million approximately 56,000 shares of its common stock from Patrick R. Rutherford and John A. Moran, majority stockholders of RMEC (the "Redemption"), exercised RMEC's call option on 3% of the partners' interest in Thai Romo held by Red Oak Holdings, Inc. for $3.1 million and repaid outstanding debt of $62 million owed stockholders and banks. On June 18, 1996, the stockholder's equity accounts were adjusted to reflect the deficit accumulated during the development stage to additional paid-in capital upon RMEC and Thai Romo becoming subject to federal income taxes. During July 1996, an additional 2.4% of RMOC's common stock was sold when the underwriters exercised their over-allotment option.

     The consolidated financial statements for the period from June 18, 1996 to December 31, 1996 include the accounts of RMOC and its wholly owned subsidiaries, RMEC, Thai Romo and Thai Romo Holdings, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements for each of the years in the two-year period ended December 31, 1995, and the period from January 1, 1996 to June 17, 1996 include the accounts of RMEC, Thai Romo and Thai Romo

Holdings, Inc. (the "Predecessors") (combined). All material intercompany accounts and transactions have been eliminated in the combination. The combined financial statements are presented due to the commonality of the stockholders and partners of RMEC and Thai Romo.

     The Company's planned principal operations have commenced, but revenue from production did not begin until February 1997. As a result, the Company is considered a development stage company.

CASH AND CASH EQUIVALENTS

     The Company considers all currency and any liquid investments with a maturity of three months or less to be cash equivalents.

OIL AND GAS PROPERTIES

     The Company and its subsidiaries follow the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs and directly associated internal costs) are capitalized into a "full cost pool" as incurred. Oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, environmental and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by engineering consultants. The Concession, a major development project, has had no production of reserves, and accordingly, no depreciation, depletion, or amortization of oil and gas properties has been provided since inception. Production began in February 1997 at which time depletion will begin. Disposition of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depletion and amortization, exceed the tax-effected discounted future net revenues of proved oil and gas reserves, such excess capitalized costs would be charged to operations. No such write-down in book value was required during the years ending December 31, 1994, 1995, and 1996.

OTHER PROPERTY AND EQUIPMENT

     Other property consists primarily of furniture, office equipment, leasehold improvements and computers. The majority of these assets are depreciated on a straight-line basis with useful lives of seven years.

HEDGING

     During the first quarter of 1996, the Company entered into crude oil price swaps with an affiliate of its lender. While the swaps serve as hedges intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price. At December 31, 1996, the crude oil price swap agreements incorporated one million barrels ("MMBbl") of oil volumes from April through December 1997 at a weighted average price of $15.92 per Bbl and 1.75 MMBbl of oil volumes from January through December 1998 at a weighted average price of $15.92 per Bbl. At December 31, 1996, the Company estimates the cost of liquidating this position to be approximately $8.5 million.

     Also, the Company sold to an affiliate of its bank lender an option to purchase 1.25 MMBbl of aggregate oil volumes from January through December 1999 at a price of $18.30 per Bbl. The Company has accounted for the swap option separately as it does not qualify as a hedge. At December 31, 1996, the Company estimates the fair market value of this position to be $1.4 million and has recorded the amount as a liability on the consolidated balance sheet.

REVENUE RECOGNITION

     The Company records revenues using the entitlements method, whereby production volumes received in excess of the Company's ownership percentage in the property is recorded as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable.

GEOGRAPHICAL CONCENTRATION

     The Concession is located in the Gulf of Thailand. Consequently, substantially all of Thai Romo's assets are subject to regulation by the government of Thailand. Political changes, such as increases in tax rates or nationalization of strategic or other assets by the government of Thailand, could adversely affect the Company.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reporting of quantities of proved oil and gas reserves, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

VALUE ADDED TAX REFUND RECEIVABLE

     Expenditures on certain concession joint operations are assessed a value added tax by the government of Thailand. Because the concession operators have obtained an exemption from value added taxes, all value added taxes are refundable. Accordingly, a refund due is recorded when value added taxes are paid by the operator.

STOCK-BASED COMPENSATION

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). The Company has chosen to continue to account for stock-based compensation under APB No. 25. Under this method, the Company has not recorded any compensation expense related to stock options granted. The disclosures required by SFAS No. 123, however, have been included in Note 8.

NOTE 3  INCOME TAXES

     Deferred taxes are accounted for under the asset and liability method of accounting for income taxes. Under this method deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs.

     The Predecessors were a limited partnership and an S Corporation under the Internal Revenue Code of 1986, as amended. As such, they did not incur federal income taxes; the taxable income or loss was passed through to the partners or stockholders. As a result of the initial public offering in June 1996, the Company became a taxable entity and recorded a one-time charge of $1,921,000, representing the difference between the financial statement and income tax basis of its foreign oil and gas properties. Income tax expense for the period June 18, 1996, through December 31, 1996, was a benefit of $530,000, which represents a deferred foreign income tax benefit.

     Total income tax benefit for the period June 18, 1996, through December 31, 1996, differs from the amount computed by applying the Federal income tax rate to the loss before income taxes. The reasons for this difference follows (amounts in thousands):

Expected federal income tax benefit.........................  $764
Foreign income tax rate difference..........................   359
Nondeductible general and administrative costs for foreign
  income tax purposes.......................................  (388)
Nondeductible interest for foreign income tax purposes......  (205)
                                                              ----
                                                              $530
                                                              ====

     The tax effects of temporary differences that result in a significant portion of the deferred income tax assets and liabilities and a description of the financial statement items creating these differences are as follows on December 31, 1996 (amounts in thousands):

Net Operating loss carryforwards............................  $(6,425)
                                                              -------
          Total deferred income tax assets..................   (6,425)
                                                              -------
Property and equipment......................................  $ 7,816
                                                              -------
          Total deferred income tax liabilities.............    7,816
                                                              -------
Net deferred income tax liability...........................  $ 1,391
                                                              =======

     At December 31, 1996, the Company had a net operating loss carryforward of $12.4 million for Thailand, tax purposes, which does not expire. No valuation allowance has been recorded as of December 31, 1996, as the Company believes it is more likely than not that the deferred tax asset is realizable.

NOTE 4  ACQUISITIONS

     On December 19, 1996, Rutherford-Moran Oil Corporation, through its wholly owned subsidiary, Thai Romo, exercised its preferential right to purchase 46.34% of the outstanding shares of Maersk Oil (Thailand), Limited ("MOTL"), a wholly owned subsidiary of Maersk Olie og Gas As of Copenhagen, Denmark ("Maersk"). MOTL is a former co-concessionaire in Block B8/32 located offshore Thailand owning a 31.67% interest. The purchase was consummated on March 3, 1997, with Thai Romo Holdings, Inc., a wholly owned subsidiary of the Company and Thai Romo's nominee under the Share Sales Agreement with Maersk, purchasing the shares for $28,617,000, which included $1,554,000 in satisfaction of outstanding debt. After the closing, MOTL is in the process of being renamed B8/32 Partners.

     The purchase price was established in a Share Sale Agreement dated November 2, 1996, between Maersk and BG Egypt S.A. Pursuant to the Joint Operating Agreement among the co-concessionaires, Thai Romo and the remaining co-concessionaires jointly had a preferential right to purchase the stock of MOTL on the terms and conditions agreed between Maersk and BG Egypt S.A.

     The remaining 53.66% of MOTL's stock was purchased by Pogo Producing Company, and by Palang Sophon Limited of Bangkok, Thailand. Thaipo Limited and Palang Sophon Limited and MOTL were co-concessionaires with Thai Romo Limited prior to the sale of MOTL. As a result, RMOC's interest in the entire Block B8/32 has now effectively increased from 31.67% to 46.34%.

     The Company financed the purchase of MOTL by utilizing $20,000,000 from a new credit facility entered into with Chase Manhattan Bank ("Chase") which term expires on June 30, 1997. The remainder of the payment was financed with borrowings under the Company's existing revolving credit facility with Chase. The credit facility contains terms which are substantially identical to those in the Company's Revolving Credit Facility. The Company expects to repay the new credit facility with proceeds from the redetermined borrowing base in its Revolving Credit Facility.

NOTE 5  DEBT

CREDIT FACILITY

     On September 20, 1996, the Company entered into a $150,000,000 Revolving Credit Facility with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999 and a borrowing base limitation at December 31, 1996, of $60,000,000. The Revolving Credit Facility is secured by the stock of certain subsidiaries of the Company.

     Under the terms of the Revolving Credit Facility, outstanding borrowings will bear interest at the Base Rate (defined as the greater of the Federal Funds Rate plus .5% or the agent bank's prime rate) plus .25% or the Eurodollar Rate (defined as an average of the London Interbank Offered Rate (LIBOR) of two banks) plus 1.75%, at the Company's option. Interest is payable quarterly. The Company is also assessed a commitment fee equal to .5% per annum on the average daily balance of the unused borrowing base. The Revolving Credit Facility provides for semi-annual borrowing base redeterminations as well as certain covenants, including restrictions on additional indebtedness, payment of dividends and an interest coverage ratio.

     At December 31, 1996, $22,842,000 was outstanding under the Credit Facility at interest rates ranging from 7.125% to 7.4375% per annum. Such facility is payable in 1999.

NOTES PAYABLE

     In November 1994, Thai Romo executed a Loan Facility Agreement with a commercial lender under which Thai Romo could borrow up to $5,000,000 at any time during the period from November 1994 to the final maturity date in April 1995. In December 1994, Thai Romo borrowed $1,400,000 under this Loan Facility Agreement. The annual interest rate on amounts borrowed under the Loan Facility Agreement was the LIBOR rate plus 4%. During July 1995, December 1995, and April 1996, Thai Romo amended the Loan Facility Agreement to allow it to borrow up to $44,000,000 with a maturity date of June 28, 1996. At December 31, 1995 the amount outstanding under the Loan Facility Agreement was $21,000,000.

     In September 1995, RMEC obtained a Line of Credit from the same commercial lender to borrow up to $5,000,000. This amount was increased in November 1995 to $15,000,000 with a maturity date of June 28, 1996. The annual interest rates on amounts borrowed under the Line of Credit ranged from prime plus 1/2% to prime plus 1% and from LIBOR plus 2 1/4% to LIBOR plus 2 3/4%, at the Company's option. At December 31, 1995, the amount outstanding under the Line of Credit was $13,385,000.

     All debt pertaining to the Loan Facility Agreement and the Line of Credit was retired on June 28, 1996, with proceeds from the initial public offering.

LOANS FROM STOCKHOLDERS

     RMEC had loans from stockholders at December 31, 1995 as follows (amounts in thousands):

                                                          PAYMENT    INTEREST
                      STOCKHOLDER                          TERMS       RATE      1995
                      -----------                        ---------   --------   ------
Patrick R. Rutherford..................................  On demand    Prime     $4,254
John A. Moran..........................................  On demand    Prime      4,036
Sidney F. Jones, Jr....................................  On demand    Prime        200
                                                                                ------
                                                                                $8,490
                                                                                ======

     The loans from stockholders were retired on June 28, 1996 with proceeds from the initial public offering.

     Interest of $368,000, $190,000 and $107,000 was expensed by RMEC under the above loans during January 1, 1996 through June 17, 1996 and the years ended December 31, 1995 and 1994, respectively, and $924,000 was expensed during the period September 21, 1990 (date of inception), to June 17, 1996.

NOTE 6  CAPITAL STOCK

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

     On June 17, 1996, the Company sold 4,000,000 shares of its common stock in an initial public offering at $23 per share. During July 1996, the Company sold an additional 600,000 shares at $23 per share when the underwriters exercised their over-allotment option.

NOTE 7  RELATED PARTY TRANSACTIONS

     Historically, Rutherford Oil Corporation ("Rutherford Oil"), which is controlled by Patrick R. Rutherford, obtained certain oil and gas related and medical insurance on behalf of the Company and performed certain payroll related services for the Company. The Company has reimbursed Rutherford Oil for its out of pocket expenses relating to such insurance and services, which aggregated $133,000, $731,000, $366,000 and $1,723,000 during period January 1, 1996 to
June 17, 1996 and the years ended December 31, 1995 and 1994 and the period from September 21, 1990 (date of inception) to December 31, 1996. Subsequent to June 1996 Rutherford Oil has no longer obtained such insurance or performs any such services on behalf of the Company.

NOTE 8  EMPLOYEE BENEFIT PLANS

KEY EMPLOYEE STOCK PLAN

     During 1996, the Company established its 1996 Key Employee Stock Plan (the "Stock Plan"). Under the Stock Plan, an aggregate of 500,000 shares will be available for the granting of either stock options or restricted stock awards. The Compensation Committee of the Board of Directors administers this plan.

     Stock options issued under the Stock Plan may not exceed a term of more than ten years and the stock option price may not be less than the fair market value of the shares at the time the option is granted. The options are exercisable ratably over a five year period. At December 31, 1996, a total of 105,750 stock options were granted under the Stock Plan, none of which are currently exercisable. The exercise price of all options granted is $23.

     The Compensation Committee may award shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. Issuance of the stock may be subject to certain restrictions, but in no case can the conditions continue for more than ten years from the date of the award. As the shares vest, each employee receiving such restricted stock has all of the rights of a stockholder, including without limitation, the right to vote such shares. At December 31, 1996, restricted stock awards for 51,338 shares had been granted, at no cost to the employees. Deferred compensation is recorded at the date of the restricted stock award and is amortized into compensation expense over the vesting period. At December 31, 1996, deferred compensation of $1,185,000 was recorded and related compensation expense of $127,000 was recognized during the period June 18, 1996 to December 31, 1996. Substantially all restricted stock awards outstanding at December 31, 1996, vest ratably over a five year period.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     During 1996, the Company established its 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, an aggregate of 50,000 shares of common stock will be available for the granting of stock options. The exercise price of a stock option granted pursuant to the Director Plan may not be less than the fair market value of the common stock on the date of grant and the stock option term may not exceed ten years. Stock options granted under the Director Plan are exercisable in full after the first anniversary of grant. The Director Plan provides for an initial grant of stock options to each non-employee director to purchase 2,500 shares of common stock contemporaneously with the initial public offering and the annual grant of stock options to acquire 1,000 shares of stock to each non-employee director serving on the board of directors following each annual meeting of the stockholders. As of December 31, 1996, non-employee directors have been granted stock options to acquire 10,000 shares of common stock, none of which are exercisable. The exercise price of all options granted to date is $23.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its Stock Plan and Director Plan. Accordingly, no compensation has been recognized for stock-based compensation other than for restricted stock awards. Had compensation cost for the stock options issued under the Stock Plan and Director Plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been increased by approximately $1,812,000, or $0.07 per share. The fair value of the stock options granted during the twelve-month period ended December 31, 1996, is estimated as $16.32 on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 23%, risk-free interest rate of 6.42%, assumed forfeiture rate of 0%, and an expected life of 9.5 years.

     At December 31, 1996, 342,912 and 40,000 shares of common stock were reserved for issuance pursuant to the Stock Plan and the Director Plan, respectively. The remaining weighted average life of the 115,750 options outstanding at December 31, 1996, is 9.5 years.

NOTE 9  COMMITMENTS AND CONTINGENCIES

GUARANTY AND INDEMNITY AGREEMENT

     On February 9, 1996, Thai Romo Limited entered into a Guaranty and Indemnity Agreement associated with a Bareboat Charter agreement between Tantawan Services, LLC, as charterer, and Tantawan Production B.V., as lessor, for the leasing and operation of a Floating Production Storage and Offloading system (FPSO) known as the Tantawan Explorer. The initial duration of the Bareboat Charter Agreement is 10 years commencing upon delivery of crude oil to the FPSO. The hire rate under the Bareboat Charter is $55,000 per day. Thai Romo has guaranteed payment of 46.3% of these costs or approximately $25,448 per day. The guaranty terminates upon the expiration of the Bareboat Charter Agreement, notwithstanding the lawful termination or cancellation of the Bareboat Charter Agreement. Should the initial term of the agreement be extended or the FPSO purchased, Thai Romo would remain obligated for 46.3% of any subsequent obligations incurred by Tantawan Services.

LEASE COMMITMENTS

     RMEC is subject to an office lease which expires in February 2002. The commitment under this lease is as follows (amounts in thousands):

                            YEAR
------------------------------------------------------------
1997........................................................  $117
1998........................................................   118
1999........................................................   126
2000........................................................   142
Thereafter..................................................   166
                                                              ----
                                                              $669
                                                              ====

     Rental expense paid during the periods June 18, 1996 to December 31, 1996 and January 1, 1996 to June 17, 1996 and the years ended December 31, 1995 and 1994 and the period from September 21, 1990

(date of inception), to December 31, 1996, was $45,000, $52,000, $67,000,
$77,000 and $285,000, respectively.

NOTE 10  LITIGATION

     As of December 31, 1996, the Company is not aware of any current or potential legal proceeding.

NOTE 11  SINGLE CUSTOMER

     All oil and natural gas produced from the Tantawan Field will be sold to PTT, which maintains a monopoly over oil and gas transmission and distribution in Thailand. The Concessionaires are required to give first priority to the Thai government to purchase the oil and natural gas produced by the Concessionaires.

     A gas sales agreement (GSA) with PTT was signed on November 7, 1995. Under the GSA, which is a take or pay agreement, contracted deliveries of gas to PTT are required to commence at the conclusion of a 72-hour production test, which was completed in March 1997. The natural gas price is based on a formula which provides adjustments to the base price for natural gas on each April 1 and October 1. Adjustments will be made to reflect changes in (i) wholesale prices in Thailand, (ii) the U.S. producer price index for oil field machinery and tools, and (iii) medium fuel oil prices. Adjustment factors for oil field machinery and medium fuel oil prices may be subsequently adjusted for Thai Baht/U.S. Dollar fluctuations, since payments from PTT will be in Thai Baht. The base price was estimated to be equivalent to $2.12 per thousand cubic feet (Mcf) at January 1, 1997.

     The oil and condensate will be purchased by PTT, which has the right of first refusal on any hydrocarbon liquids produced domestically. The terms and conditions of a sales agreement are under negotiation pursuant to a Memorandum of Understanding signed on November 14, 1996. If PTT does not wish to purchase this oil, then the Company believes that it can sell the oil to a variety of purchasers.

NOTE 12  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     At December 31, 1996, and 1995 the Concession accounted for 100% of the Company's future net cash flow from proved reserves.

     Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. The prices used in the reserve estimates are prices the Company estimated it would have received at the respective date had the Tantawan and Benchamas fields had been producing at such time, except where fixed and determinable price escalations or oil hedges are provided by contract. Reserve quantities and future production are based primarily upon reserve reports prepared by the independent petroleum engineering firm of Ryder Scott Company. These estimates are inherently imprecise and subject to substantial revision.

     All reserve estimates presented herein were prepared by Ryder Scott Company, independent petroleum engineers. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities, and in projecting future production rates and the timing of future development expenditures, including many factors beyond the control of the producer. Accordingly, these estimates are subject to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of the estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

     Estimates of future net cash flows from proved reserves of oil and gas were made in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities. The estimates are based on prices the Company estimated it would have received at the respective date had the Tantawan and Benchamas fields been producing at such time. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future revenue tax expense. Tax expense is calculated by applying the existing U.S. and Thailand statutory tax rates, including any known future changes. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases and decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves not considered proved at the present, which may be recovered as a result of further exploration and development activities; and
(iv) other business risks.

     In computing the present value of the estimated future net cash flows, a discount factor of 10% was used pursuant to SEC regulations to reflect the timing of those net cash flows. Present value, regardless of the discount rate, used is materially affected by assumptions about timing of future production, which may prove to have been inaccurate. The following reserve value data represent estimates only, which are subject to uncertainty given the current energy markets.

  Capitalized Costs of Oil and Gas Producing Activities

     The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depreciation and amortization as of the dates indicated (amounts in thousands).

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------     -------
Productive and nonproductive properties being amortized.....  $123,300     $55,951
Less accumulated depreciation and amortization..............        --          --
                                                              --------     -------
Net capitalized costs.......................................  $123,300     $55,951
                                                              ========     =======

  Costs Incurred in Oil and Gas Producing Activities

     The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated (amounts in thousands).

                                                                          SEPTEMBER 1990
                                                                             (DATE OF
                                              YEAR ENDED DECEMBER 31,     INCEPTION) TO
                                             --------------------------    DECEMBER 31,
                                              1996      1995      1994         1996
                                             -------   -------   ------   --------------
Property acquisition Costs -- proved
  properties...............................  $    --   $ 4,224   $   --      $  4,224
Exploration costs..........................    7,460    26,601    8,159        53,004
Development cost...........................   59,890     6,182       --        66,072
                                             -------   -------   ------      --------
                                             $67,350   $37,007   $8,159      $123,300
                                             =======   =======   ======      ========

     The following table sets forth the Company's interest in estimated total proved oil and gas reserves for the years ended December 31, 1996, 1995, and 1994:

                                                                 OIL        GAS
                                                               (BBLS)      (MMCF)
                                                              ---------    ------
Total proved reserves at December 31, 1993..................  5,424,813    33,474
New discoveries and extensions..............................  2,249,559    23,265
                                                             ----------    ------
Total proved reserves at December 31, 1994..................  7,674,372    56,739
New discoveries and extensions..............................  7,634,009    43,376
Revisions of previous estimates.............................    133,636     5,208
Purchase of reserves........................................  3,554,975    26,284
                                                             ----------    ------
Total proved reserves at December 31, 1995.................. 18,996,992   131,607
New discoveries and extensions..............................  6,209,030    46,447
Revisions of previous estimates............................. (3,874,242)  (33,056)
                                                             ----------    ------
Total proved reserves at December 31, 1996.................. 21,331,780   144,998
                                                             ==========    ======
Proved developed reserves:
  December 31, 1994.........................................         --        --
  December 31, 1995.........................................         --        --
  December 31, 1996.........................................  5,191,993    45,998
                                                             ==========    ======

     Proved reserves are estimated quantities of natural gas, crude oil, and condensate which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Total reserves do not include reserves acquired in the MOTL purchase on March 3, 1997.

  Standardized Measure of Discounted Future Net Cash Flows

     The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 1996, 1995 and 1994 (amounts in thousands):

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     ---------   ---------   --------
Future cash inflows................................  $ 811,239   $ 621,742   $265,802
Future development costs...........................   (184,753)   (127,198)   (94,155)
Future production costs............................   (245,398)   (207,352)   (60,306)
                                                     ---------   ---------   --------
Future net cash inflows before income taxes........    381,088     287,192    111,341
Future income taxes................................   (134,276)   (137,204)   (48,948)
                                                     ---------   ---------   --------
Future net cash flows..............................    246,812     149,988     62,393
10% discount.......................................   (103,446)    (74,669)   (28,429)
                                                     ---------   ---------   --------
Standardized measure of discounted future net cash
  inflows..........................................  $ 143,366   $  75,319   $ 33,964
                                                     =========   =========   ========

     Principal changes in the "Standardized Measure of Discounted Futures Net Cash Flows" attributable to the Company's proved oil and gas reserves for the periods indicated are as follows (amounts in thousands):

                                                                           SEPTEMBER 21,
                                                                                1990
                                                                              (DATE OF
                                             YEAR ENDED DECEMBER 31,       INCEPTION) TO
                                          ------------------------------    DECEMBER 31,
                                            1996       1995       1994          1996
                                          --------   --------   --------   --------------
New discoveries and extensions..........  $101,776   $ 52,372   $ 17,235      $195,971
Revisions of quantity estimates.........   (51,043)     6,027         --       (45,016)
Purchases of reserves in place..........        --     27,182         --        27,182
Net changes in sales and transfer
  prices, net of production costs.......     5,647     (2,712)     8,521         4,816
Accretion of discount...................    13,163      5,211      1,717        21,512
Net Change in income taxes..............     2,405    (38,163)   (14,159)      (53,907)
Change in production rates (timing) and
  other.................................    (3,901)    (8,561)     7,472        (7,192)
                                          --------   --------   --------      --------
Net Change..............................  $ 68,047   $ 41,356   $ 20,786      $143,366
                                          ========   ========   ========      ========

NOTE 13  FINANCIAL INSTRUMENTS

  Determination of Fair Values of Financial Instruments

     Fair value for cash and cash equivalents, short-term investments, receivables and payables at December 31, 1996, and December 31, 1995, approximates carrying value.

     The carrying amount of cash equivalents and value added tax refund receivable approximates fair value because of the short maturity of these instruments. The carrying amount of joint interest receivables and payables and accounts payable and accrued expenses approximates fair value because they are generally paid or earned within sixty days. The carrying amount of note payable to bank and loans from stockholders approximates fair value because the interest rate is reset at periodic intervals. See Note 2 for discussion of the fair value of hedging and swap options.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     For the information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and portions of which are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements

     The following financial statements and the Reports of Independent Public Accountants are filed as a part of this report:

     Independent Auditors' Report

     Consolidated Statements of Operations, for the periods June 18, 1996 through December 31, 1996 (Company), and January 1, 1996 through June 17, 1996 and for the years ended December 31, 1995 and 1994 (Predecessors) and Inception to December 31, 1996

     Consolidated Balance Sheets, December 31, 1996 (Company), and 1995
        (Predecessors)

     Consolidated Statements of Changes in Stockholder's and Predecessors'
        Equity, for the periods June 18, 1996 through December 31, 1996 (Company), and January 1, 1996 through June 17, 1996 and for the years ended December 31, 1995 and 1994 and Inception to December 31, 1993 (Predecessors)

     Consolidated Statements of Cash Flows, for the periods June 18, 1996 through December 31, 1996 (Company), and January 1, 1996 through June 17, 1996 and for the years ended December 31, 1995 and 1994 (Predecessors) and Inception to December 31, 1996

     Notes to Consolidated Financial Statements

          2. Financial Statements Schedules

     Financial statement schedules have been omitted because they are not applicable for the information required therein or are included elsewhere in the financial statements or notes thereto.

          3. Exhibits

           *3.1          -- Restated Certificate of Incorporation of the Company.
           *3.2          -- Bylaws of the Company dated April 1, 1996.
          *10.1          -- Ministry of Industry Petroleum Concession dated August 1,
                            1991, awarded to Thai Romo, Thiapo and Maersk Oil.
          *10.2          -- Ministry of Industry Supplementary Petroleum Concession
                            (No. 1) to Petroleum Concession No. 1/2534/36 dated March
                            6, 1992, awarded to Maersk Oil (Thailand) Ltd. and Thaipo
                            Limited and Thai Romo Limited.
          *10.3          -- Ministry of Industry Supplementary Petroleum Concession
                            (No. 2) to Petroleum Concession No. 1/2535/36 dated
                            September 4, 1995, awarded to Thaipo Limited and Thai
                            Romo Limited.
          *10.4          -- Joint Operating Agreement to be effective as of March 3,
                            1995 among Thai Romo, Thaipo and Sophonpanich.
          *10.5          -- Joint Operating Agreement dated August 1, 1991 among Thai
                            Romo, Thaipo, Maersk Oil and Sophonpanich.
          *10.6          -- Gas Sales Agreement dated November 7, 1995 between
                            Petroleum Authority of Thailand, Thai Romo, Thaipo, and
                            Sophonpanich.
          *10.7          -- Bareboat Charter Agreement dated February 9, 1996 between
                            Tantawan Production B.V. and Tantawan Services, L.L.C.
          *10.8          -- Operating Agreement between SBM Marine Services Thailand
                            Ltd. and Tantawan Services, L.L.C. dated February 9,
                            1996.
          *10.9          -- Guaranty and Indemnity Agreement dated February 9, 1996, by Thai Romo to Tantawan Production B.V.
          *10.10         -- Guaranty and Indemnity Agreement dated February 9, 1996, by Thai Romo to SBM Marine Services Thailand Ltd.

          *10.11         -- 1996 Key Employee Stock Plan (and form of option and
                            stock agreements).
          *10.12         -- 1996 Non-Employee Director Stock Option Plan (and form of option agreement).
          *10.13         -- Letter Agreement dated March 28, 1996 with David
                            Chavenson.
        ***10.14         -- $150,000,000 Revolving Credit Agreement with The Chase
                            Manhattan Bank as Lender and Agent.
         **10.15         -- $20,000,000 Credit Agreement with The Chase Manhattan
                            Bank as Lender.
          *10.16         -- Registration Rights Agreement.
       ****21.1          -- Subsidiaries of the Company.
       ****27.1          -- Financial Data Schedule.

---------------

   * Incorporated by reference from the Company's Registration Statement on Form S-1, as amended (File No. 333-4122).

  ** Incorporated by reference from the Company's Form 8-K dated March 3, 1997.

 *** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

**** Filed with this Report on Form 10-K.

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RUTHERFORD-MORAN OIL CORPORATION

                                          BY:    /s/ PATRICK R. RUTHERFORD
                                            ------------------------------------
                                                   Patrick R. Rutherford
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 20, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

            BY: /s/ PATRICK R. RUTHERFORD                President and Chief Executive         March 27, 1997
  -------------------------------------------------        Officer (Principal Executive
                Patrick R. Rutherford                      Officer and Director)

                BY: /s/ JOHN A. MORAN                    Director and Chairman of the Board    March 27, 1997
  -------------------------------------------------
                    John A. Moran

             BY: /s/ DAVID F. CHAVENSON                  Vice President and Chief Financial    March 27, 1997
  -------------------------------------------------        Officer (Chief Financial and
                 David F. Chavenson                        Accounting Officer)

                BY: /s/ JOHN I. HART                     Controller                            March 27, 1997
  -------------------------------------------------
                    John I. Hart

              BY: /s/ MICHAEL D. MCCOY                   Chief Operating Officer and           March 27, 1997
  -------------------------------------------------        Director
                  Michael D. McCoy

                         BY:                             Director                              March 27, 1997
  -------------------------------------------------
                    Howard Gittis

                BY: /s/ HARRY C. LEE                     Director                              March 27, 1997
  -------------------------------------------------
                    Harry C. Lee

                         BY:                             Director                              March 27, 1997
  -------------------------------------------------
                   Jere L. McKenny

                         BY:                             Director                              March 27, 1997
  -------------------------------------------------
                 Chote Sophonpanich

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           *3.1          -- Restated Certificate of Incorporation of the Company.
           *3.2          -- Bylaws of the Company dated April 1, 1996.
          *10.1          -- Ministry of Industry Petroleum Concession dated August 1,
                            1991, awarded to Thai Romo, Thiapo and Maersk Oil.
          *10.2          -- Ministry of Industry Supplementary Petroleum Concession
                            (No. 1) to Petroleum Concession No. 1/2534/36 dated March
                            6, 1992, awarded to Maersk Oil (Thailand) Ltd. and Thaipo
                            Limited and Thai Romo Limited.
          *10.3          -- Ministry of Industry Supplementary Petroleum Concession
                            (No. 2) to Petroleum Concession No. 1/2535/36 dated
                            September 4, 1995, awarded to Thaipo Limited and Thai
                            Romo Limited.
          *10.4          -- Joint Operating Agreement to be effective as of March 3,
                            1995 among Thai Romo, Thaipo and Sophonpanich.
          *10.5          -- Joint Operating Agreement dated August 1, 1991 among Thai
                            Romo, Thaipo, Maersk Oil and Sophonpanich.
          *10.6          -- Gas Sales Agreement dated November 7, 1995 between
                            Petroleum Authority of Thailand, Thai Romo, Thaipo, and
                            Sophonpanich.
          *10.7          -- Bareboat Charter Agreement dated February 9, 1996 between
                            Tantawan Production B.V. and Tantawan Services, L.L.C.
          *10.8          -- Operating Agreement between SBM Marine Services Thailand
                            Ltd. and Tantawan Services, L.L.C. dated February 9,
                            1996.
          *10.9          -- Guaranty and Indemnity Agreement dated February 9, 1996, by Thai Romo to Tantawan Production B.V.
          *10.10         -- Guaranty and Indemnity Agreement dated February 9, 1996, by Thai Romo to SBM Marine Services Thailand Ltd.
          *10.11         -- 1996 Key Employee Stock Plan (and form of option and
                            stock agreements).
          *10.12         -- 1996 Non-Employee Director Stock Option Plan (and form of option agreement).
          *10.13         -- Letter Agreement dated March 28, 1996 with David
                            Chavenson.
        ***10.14         -- $150,000,000 Revolving Credit Agreement with The Chase
                            Manhattan Bank as Lender and Agent.
         **10.15         -- $20,000,000 Credit Agreement with The Chase Manhattan
                            Bank as Lender.
          *10.16         -- Registration Rights Agreement.
       ****21.1          -- Subsidiaries of the Company.
       ****27.1          -- Financial Data Schedule.

---------------

   * Incorporated by reference from the Company's Registration Statement on Form S-1, as amended (File No. 333-4122).

  ** Incorporated by reference from the Company's Form 8-K dated March 3, 1997.

 *** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

**** Filed with this Report on Form 10-K.