Form 10-Q
period 1997-03-31
RUTHERFORD-MORAN OIL CORP
filed 1997-05-15
CIK 1012884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-20849

                        RUTHERFORD-MORAN OIL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0499690
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 9, 1997, there were 25,659,338 shares of common stock, $.01 par value, of the registrant outstanding.

================================================================================

                        RUTHERFORD-MORAN OIL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 1997    MARCH 31, 1996
                                                              --------------    --------------
Revenues:
  Oil and Gas Revenue.......................................   $     4,729       $        --
  Interest Income...........................................            28                --
                                                               -----------       -----------
          Total Revenues....................................         4,757                --
Expenses:
  Operating expense.........................................         3,326                --
  Interest expense..........................................           918               414
  Depreciation, depletion and amortization..................         2,452                 2
  Salaries and wages........................................           262                35
  General and administrative................................         1,185                53
                                                               -----------       -----------
          Total Expenses....................................         8,143               504
                                                               -----------       -----------
          Net loss before taxes.............................        (3,386)             (504)
Income tax benefit..........................................        (1,294)               --
                                                               -----------       -----------
          Net loss..........................................   $    (2,092)      $      (504)
                                                               ===========       ===========
          Net loss per share................................   $     (0.08)      $     (0.02)
                                                               ===========       ===========
Weighted average number of common shares outstanding........    25,653,205        21,726,244
                                                               ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $  1,499        $    444
  Accounts receivable.......................................      5,426              --
  Inventory.................................................      4,111              --
  Value added tax refund receivable.........................      4,668           2,806
  Joint interest receivables................................      1,272             150
  Other.....................................................        497              17
                                                               --------        --------
          Total current assets..............................     17,473           3,417
Property and equipment, at cost:
  Oil and gas properties (full cost method).................    179,374         123,300
  Office furniture and fixtures.............................        202             197
  Accumulated depreciation, depletion and amortization......     (2,487)            (37)
                                                               --------        --------
          Net property and equipment........................    177,089         123,460
Other assets:
  Deferred financing costs..................................      2,089           2,089
  Accumulated amortization..................................       (682)           (541)
                                                               --------        --------
          Deferred financing costs..........................      1,407           1,548
  Deferred charges..........................................      1,788           1,400
                                                               --------        --------
          Total assets......................................   $197,757        $129,825
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................   $  8,915        $    852
  Joint interest payable....................................      7,891           2,715
                                                               --------        --------
          Total current liabilities.........................     16,806           3,567
Note payable to bank........................................     72,574          22,842
Deferred taxes..............................................      7,972           1,391
Premium on written option...................................      1,788           1,400
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding...........
  Common stock, $0.01 par value, 40,000,000 shares
     authorized, 25,654,338 and 25,651,338 shares issued and
     outstanding at March 31, 1997 and December 31, 1996,
     respectively...........................................        256             256
  Additional paid-in capital................................    103,211         103,143
  Accumulated deficit.......................................     (3,808)         (1,716)
  Deferred compensation.....................................     (1,042)         (1,058)
                                                               --------        --------
          Total stockholders' equity........................     98,617         100,625
                                                               --------        --------
  Total liabilities and stockholders' equity................   $197,757        $129,825
                                                               ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              MARCH 31, 1997   MARCH 31, 1996
                                                              --------------   --------------
Cash flows from operating activities:
  Net loss..................................................     $ (2,092)        $   (504)
  Adjustments to reconcile net loss to cash flows provided
     by (used in) operating activities:
     Depreciation, depletion and amortization...............        2,676                2
     Deferred income taxes..................................       (1,294)              --
     Changes in working capital.............................          899           (1,252)
                                                                 --------         --------
Cash flows provided by (used in) operating activities.......          189           (1,754)
                                                                 --------         --------
Cash flows from investing activities:
  Investment in oil and gas properties......................      (19,447)          (9,670)
  Investment in Maersk, net of cash acquired................      (29,414)              --
  Other capital expenditures................................           (5)             (25)
                                                                 --------         --------
     Cash flows used in investing activities................      (48,866)          (9,695)
                                                                 --------         --------
Cash flows from financing activities:
  Borrowings under bank notes...............................       49,732           13,550
  Repayment of bank notes...................................           --           (9,035)
                                                                 --------         --------
     Cash flows provided by financing activities............       49,732            4,515
                                                                 --------         --------
     Net increase (decrease) in cash and cash equivalents...        1,055           (6,934)
Cash and cash equivalents, beginning of period..............          444            9,831
                                                                 --------         --------
Cash and cash equivalents, end of period....................     $  1,499         $  2,897
                                                                 ========         ========
Supplemental disclosures of interest paid in cash...........     $    146         $    284
                                                                 ========         ========
Supplemental disclosures of noncash investing and financing
  activities:
  Capitalization of amortized loan acquisition costs........     $     --         $    126
                                                                 ========         ========
  Premium deferred and premium on written options...........     $    388         $     --
                                                                 ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position of Rutherford-Moran Oil Corporation ("RMOC" or the "Company") at March 31, 1997 and December 31, 1996, and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. The financial statements herein should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements as of and for the year ended December 31, 1996, as included in the Company's annual report and Form 10-K.

(2) ORGANIZATION

     Rutherford-Moran Exploration Company ("RMEC") was formed on September 21, 1990, for the purpose of holding an interest in an oil and gas concession in Thailand through Thai Romo Limited ("Thai Romo"). RMEC paid all of the expenses of the concession on behalf of Thai Romo through November 4, 1993.

     Effective September 24, 1990, the stockholders of RMEC elected to have it treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended. As such, RMEC did not incur federal income taxes at the corporate level prior to June 18, 1996, and its taxable income or loss was passed through to its stockholders based on their interests.

     In June 1991, Thai Romo was organized as a foreign corporation under the laws of the Kingdom of Thailand for the purpose of holding an interest in an oil and gas concession. In August 1991, Thai Romo, with two other companies, was awarded Petroleum Concession 1/2534/36 (the "Concession"), offshore Block B8/32 in the Gulf of Thailand from the Ministry of Industry in Thailand to explore for petroleum. A subsidiary of Pogo Producing Company is the operator of the Concession. In November 1993, Thai Romo amended its Articles of Association so that it would be treated as a partnership for U.S. income tax purposes. As such, Thai Romo was not subject to federal income taxes from November 1993 to June 17, 1996. Income and losses earned by Thai Romo were passed through to the partners on the basis of their interest in Thai Romo.

     As RMEC and Thai Romo are now part of the Company's consolidated tax return, RMEC and Thai Romo recorded a deferred tax liability and expense of $1,921,000 on June 17, 1996 representing the difference between the book basis and tax basis of its foreign oil and gas properties.

(3) PRINCIPLES OF PRESENTATION

     In April 1996, Rutherford/Moran Oil Corporation changed its name to RMEC. Effective June 17, 1996, the stockholders of RMEC and the partners of Thai Romo exchanged their interests for shares of common stock of the newly formed entity, RMOC. RMOC is the parent company of RMEC and Thai Romo Holdings, Inc. ("TRH"). RMEC and TRH collectively own the outstanding shares of Thai Romo. During June 1996, RMOC sold 16% of its common stock in an initial public offering (the "Offering") in conjunction with the consummation of the exchange of RMEC common stock and Thai Romo interests for common stock of RMOC. In conjunction with the Offering, RMEC redeemed for $12.4 million approximately 56,000 shares of its common stock from Patrick R. Rutherford and John A. Moran, majority stockholders of RMEC (the "Redemption"), exercised RMEC's call option on 3% of the partners' interest in Thai Romo held by Red Oak Holdings, Inc. for $3.1 million and repaid outstanding debt of $62 million owed stockholders and banks. On June 18, 1996, the stockholders' equity accounts were adjusted to reflect the deficit accumulated during the development stage to additional paid-in capital upon RMEC and Thai Romo becoming subject to federal income taxes. During July 1996, an additional 2.4% of RMOC's common stock was sold when the underwriters exercised their over-allotment option.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The consolidated financial statements for 1997 include the accounts of RMOC, its wholly owned subsidiaries, RMEC, TRH, Thai Romo and Thai-Tex Insurance Company, Inc., and its proportionate ownership of B8/32 Partners, Limited ("B8/32 Partners"), in which RMOC owns 46.34% of the outstanding voting shares. All material intercompany accounts and transactions have been eliminated in the consolidation.

     The financial statements for the three months ended March 31, 1996, include the accounts of RMEC and Thai Romo (combined). All material intercompany accounts and transactions have been eliminated in the combination. The combined financial statements are presented due to the commonality of the stockholders and partners of RMEC and Thai Romo.

     During the period from September 21, 1990, through December 31, 1996, the Company was considered a development stage company and its sole activity was the development of Block B8/32 in the Gulf of Thailand. Production from the Tantawan Field commenced in February 1997, at which time the Company was no longer considered a development stage company.

(4) OIL AND GAS PROPERTY ACQUISITION

     On December 19, 1996, the Company, through its wholly owned subsidiary, Thai Romo, exercised its preferential right to purchase 46.34% of the outstanding shares of Maersk Oil (Thailand) Limited ("MOTL"), a wholly owned subsidiary of Maersk Olie og Gas AS of Copenhagen, Denmark ("Maersk"). MOTL is a former co-concessionaire in Block B8/32 owning a 31.67% interest. The purchase was consummated on March 3, 1997, with TRH, a wholly owned subsidiary of the Company and Thai Romo's nominee under the Share Sales Agreement with Maersk, purchasing the shares for $28,617,000, which included $1,554,000 in satisfaction of outstanding debt. After the closing, MOTL was renamed B8/32 Partners.

     The remaining 53.66% of MOTL's stock was purchased by Thaipo Limited ("Thaipo"), a subsidiary of Pogo Producing Company ("Pogo"), and by Palang Sophon Limited ("Palang") of Bangkok, Thailand. Thaipo, Palang and MOTL were co-concessionaires with Thai Romo prior to the sale of MOTL. As a result of the purchase, RMOC now effectively owns a uniform interest of 46.34% in the entire Block.

     While the entire purchase price of the acquisition has been capitalized, the amount will be allocated between proven properties and unproven properties. Production from the properties acquired is anticipated to commence in early 1999 after the development plan is completed. Finalization of the purchase price allocation is pending the receipt of certain requested information from the seller, fair value appraisals, and analysis of reserves estimates by the Company.

     The Company financed the purchase of MOTL by utilizing borrowings under its Revolving Credit Facility ("Revolving Credit Facility") and $20,000,000 from a new Credit Agreement entered into with Chase Manhattan Bank ("Chase"), which matures on the earlier of June 30, 1997, or the redetermination of the borrowing base in the Company's Revolving Credit Facility.

(5) CREDIT FACILITY

     On September 20, 1996, the Company entered into a $150,000,000 Revolving Credit Facility with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999, and an initial borrowing base limitation of $60,000,000. The Revolving Credit Facility is secured by the stock of certain subsidiaries of the Company.

     Under the terms of the Revolving Credit Facility, outstanding borrowings will bear interest at the Base Rate (defined as the greater of the Federal Funds Rate plus .5% or the agent bank's prime rate) plus .25% or the Eurodollar Rate (defined as an average of the London Interbank Offered Rate ("LIBOR") of two banks)

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

plus 1.75%, at the Company's option. Interest is payable quarterly. The Company is also assessed a commitment fee equal to .5% per annum on the average daily balance of the unused borrowing base. The Revolving Credit Facility provides for semi-annual borrowing base redeterminations as well as certain restrictions, including limitations on additional indebtedness, payment of dividends and maintenance of an interest coverage ratio.

     At March 31, 1997, $52,573,000 was outstanding under the Revolving Credit Facility at interest rates ranging from 7.125% to 7.4375% per annum.

     On February 25, 1997, the Company entered into a Credit Agreement with Chase for an additional borrowing of $20,000,000, which matures on the earlier of June 30, 1997, or the redetermination of the borrowing base in the Revolving Credit Facility. This Credit Agreement contains covenants substantially identical to those in the Revolving Credit Facility. Under the terms of the Credit Agreement, the outstanding borrowing will bear interest at the Base Rate (defined as the Chase prime rate plus .75%). On April 15, 1997, the Company amended the Credit Agreement to allow for an additional borrowing of $5,000,000. At March 31, 1997, $20,000,000 was outstanding under the Credit Agreement at an interest rate of 9.25%.

     On April 29, 1997, the borrowing base in the Revolving Credit Facility was redetermined to $120,000,000. As a result, the Company repaid the amount due under the Credit Agreement with additional borrowings under the Revolving Credit Facility.

(6) CRUDE OIL HEDGING ACTIVITIES

     During the first quarter of 1996, the Company entered into crude oil price swaps with an affiliate of its lender. While the swaps are intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price. At March 31, 1997, the crude oil price swap agreements incorporated one million barrels ("MMBbl") of oil volumes from April through December 1997 at a weighted average price of $15.92 per Bbl and 1.75 MMBbl of oil volumes from January through December 1998 at a weighted average price of $15.92 per Bbl.

     At the same time, the Company sold to an affiliate of the lender an option to purchase 1.25 MMBbl of aggregate oil volumes from January through December 1999 at a price of $18.30 per Bbl. The Company has accounted for the swap option separately as it does not qualify as a hedge. At March 31, 1997, the Company estimates the fair market value of this position to be $1,788,000 and has recorded the amount both as a liability and a deferred asset on the consolidated balance sheet. Subsequent to March 31, 1997, the liability will be adjusted to reflect current market value, with unrealized gains and losses being recognized in income, while the deferred cost of $1,788,000 will be amortized into income as hedged volumes expire.

     The fair value of the swap and the swap option at May 2, 1997, is a liability of $6,287,000, and $1,400,000, respectively.

(7) REVENUE RECOGNITION

     With initial production and a long-term crude oil sales agreement, the Company has changed its method of accounting for crude oil inventory from the cost of production method to the estimated net realizable value method. Accordingly, crude oil revenues are recorded at the estimated net realizable value. The change to the estimated net realizable value method did not have an impact on previously reported financial results.

(8) FOREIGN TRANSLATION GAIN/LOSS

     The Company follows SFAS 52, "Foreign Currency Translation", which requires that business transactions and foreign operations recorded in a foreign currency be restated in U.S. dollars, which is the Company's

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

functional currency. The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates and resulting translation adjustments are reflected as a separate component of stockholders' equity.

     Revenues and expenses are translated at an average exchange rate for the month. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The gain and/or loss for the three months ended March 31, 1997, is immaterial.

(9) OIL AND GAS PROPERTY AND EQUIPMENT

     The Company and its subsidiaries follow the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred. Properties in the pool are depleted and charged to operations utilizing the unit-of-production method based on the ratio of current production to total proved oil and natural gas reserves.

     Interest in connection with expenditures on major exploration projects is capitalized. During the three month period ending March 31, 1997, $204,000 of interest was capitalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 1996, included in the Company's annual report on Form 10-K.

OVERVIEW

     Oil and gas production commenced February 1, 1997, at which time the Company was no longer considered a development stage company.

     The Company and its subsidiaries follow the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred. Properties in the pool are depleted and charged to operations utilizing the unit-of-production method based on the ratio of current production to total proved oil and natural gas reserves.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1997, Compared with Three Months Ended March 31, 1996.

     The Company's net loss of $2,092,000 or $0.08 per share for the three months ended March 31, 1997, increased from the Company's net loss of $504,000 or $0.02 per share for the three months ended March 31, 1996, primarily due to the commencement of production operations on February 1, 1997. As production began, charges for operating expense and depletion more than offset initial revenues during February 1997 as operating expenses are incurred upon start-up while revenues increase gradually. Interest expense, salaries and wages, and general and administrative expenses also increased in 1997 due to increased activity levels, partially offset by interest income and an income tax benefit.

     The Company's total revenues for the three months ended March 31, 1997, were $4,757,000 as compared to no revenues previously. Initial oil and gas revenues were $4,729,000 and interest income was $28,000 for the current period. The Company recorded oil and gas revenues based upon weighted average oil and gas prices of $20.42/Bbl and $1.73 per MCF of gas, respectively. The gas price received for the quarter was impacted by receipt of 75% of the contract price for natural gas purchased by the Petroleum Authority of Thailand from start up until March 15, 1997, when Thai Romo and its partners passed the production run-in test.

     Production volumes for the first quarter of 1997, net of royalties, were 99,000 barrels of oil and 1,563,000 MCF of gas, respectively.

     Operating expenses incurred for the three months ended March 31, 1997, were $3,326,000 as compared to no operating expenses previously.

     Depreciation, depletion and amortization expense recorded for the three months ended March 31, 1997, was $2,452,000 as compared to $2,000 for the three months ended March 31, 1996. This increase is due to the commencement of production during February 1997.

     Interest expense of $918,000 for the three months ended March 31, 1997, increased compared to $414,000 for the three months ended March 31, 1996. This increase is due to an increase in borrowings and the amortization of deferred financing costs. Outstanding debt at March 31, 1997, was $72,574,000 as compared to $47,673,000 at March 31, 1996. During the three months ended March 31, 1997, $204,000 of interest expense was capitalized to unproved properties.

     Salaries and wages and general administrative expenses of $262,000 and $1,185,000, respectively, for the three months ended March 31, 1997, increased compared to $35,000 and $53,000, respectively, for the three months ended March 31, 1996. This increase is primarily due to the capitalization of a greater portion of salaries and wages and costs in 1996 compared to 1997, when capitalization of such expenses terminated. Additionally, there was an increase in personnel during the third and fourth quarters of 1996 resulting in higher administrative costs for the first quarter 1997 compared to 1996.

     As a result of the initial public offering in June 1996, the Company became a taxable entity and recorded a one-time charge of $1,921,000, representing the difference between the book and tax basis of its foreign oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

     On September 20, 1996, the Company entered into a $150,000,000 Revolving Credit Facility with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999, and an initial borrowing base limitation of $60,000,000. The Revolving Credit Facility is secured by the stock of certain subsidiaries of the Company. At March 31, 1997, $52,574,000 was outstanding under the Revolving Credit Facility at interest rates ranging from 7.125% to 7.4375%.

     On February 25, 1997, the Company entered into a Credit Agreement with Chase for an additional borrowing of $20,000,000, which matures on the earlier of June 30, 1997, or the redetermination of the borrowing base in the Revolving Credit Facility. This Credit Agreement contains covenants substantially identical to those in the Revolving Credit Facility. On April 15, 1997, the Company amended the Credit Agreement to allow for an additional borrowing of $5,000,000. At March 31, 1997, $20,000,000 was outstanding under the Credit Agreement at an interest rate of 9.25%.

     On April 29, 1997, the borrowing base in the Revolving Credit Facility was redetermined to $120,000,000. As a result, the Company repaid the amount due under the Credit Agreement with additional borrowings under the Revolving Credit Facility.

     Until March 1997, the Company funded its operations from proceeds of its initial public offering and bank borrowings. During the remainder of 1997, the Company expects to fund its obligations through net cash flow from operations and incremental borrowings.

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

EARNINGS PER SHARE

     Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding -- without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted in the fourth quarter of 1997.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.1            -- Amendment to Credit Agreement dated February 25, 1997
         27              -- Financial Data Schedule

     (b) Reports on Form 8-K

     During the three month period ended March 31, 1997, the Company filed a current report on Form 8-K dated March 3, 1997, relating to the purchase by the Company (through its subsidiary) of its proportionate interest in B8/32 Partners.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 1997                     RUTHERFORD-MORAN OIL CORPORATION

                                        By:      /s/ DAVID F. CHAVENSON
                                           -------------------------------------
                                                    David F. Chavenson
                                             Vice President, Finance and Chief
                                              Financial Officer and Treasurer

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.1            -- Amendment to Credit Agreement dated February 25, 1997
         27              -- Financial Data Schedule