Form 10-Q
period 1997-06-30
RUTHERFORD-MORAN OIL CORP
filed 1997-08-14
CIK 1012884

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER 000-20849

                        RUTHERFORD-MORAN OIL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                     76-0499690
------------------------------                     ------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         As of August 11, 1997, there were 25,615,000 shares of common stock, $.01 par value, of the registrant outstanding.

                        RUTHERFORD-MORAN OIL CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                            Three
                                                            months
                                                            ended          June 18, through    April 1, through
                                                        June 30, 1997       June 30, 1996       June 17, 1996
                                                          (Company)           (Company)         (Predecessors)
                                                        -------------      ----------------    ----------------
Revenues:
        Oil and gas revenue                              $     10,867        $         --        $         --
        Interest income                                            66                  20                  --
                                                         ------------        ------------        ------------
              Total revenues                                   10,933                  20                  --
                                                         ------------        ------------        ------------
Expenses:
        Operating expense                                       6,316                  --                  --
        Interest expense                                        1,730                   7                 136
        Depreciation, depletion and amortization                5,332                  --                   1
        Salaries and wages                                        318                  15                  74
        General and administrative                              1,002                  40                 126
        Net loss on futures contracts                             135                  --                  --
                                                         ------------        ------------        ------------
              Total expenses                                   14,833                  62                 337
                                                         ------------        ------------        ------------
              Loss before taxes                                (3,900)                (42)               (337)
Income tax expense (benefit)                                   (1,279)                 --               1,921
                                                         ------------        ------------        ------------
              Net loss                                   $     (2,621)       $        (42)       $     (2,258)
                                                         ============        ============        ============
              Net loss per share                         $      (0.10)       $         --        $      (0.11)
                                                         ============        ============        ============
Weighted average number of common shares outstanding       25,613,350          25,000,000          21,000,000
                                                         ============        ============        ============


See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except for Share Information)


                                                                Six
                                                               months                              January 1,
                                                               ended         June 18, through       June 17,
                                                            June 30, 1997      June 30, 1996         1996
                                                              (Company)         (Company)        (Predecessors)
                                                            -------------    ---------------     --------------
Revenues:
     Oil and gas revenue                                    $     15,597     $             -    $             -
     Interest income                                                  94                  20                  -
                                                            ------------     ---------------    ---------------
          Total revenues                                          15,691                  20                  -
                                                            ------------     ---------------    ---------------
Expenses:
     Operating expense                                             9,642                   -                  -
     Interest expense                                              2,648                   7                395
     Depreciation, depletion and amortization                      7,784                   -                  4
     Salaries and wages                                              580                  15                108
     General and administrative                                    2,187                  40                180
     Net loss on futures contracts                                   135                   -                  -
                                                            ------------     ---------------    ---------------
          Total expenses                                          22,976                  62                687
                                                            ------------     ---------------    ---------------
          Loss before taxes                                 $     (7,285)                (42)              (687)
Income tax expense (benefit)                                      (2,573)                  -              1,921
                                                            ------------     ---------------    ---------------
          Net loss                                          $    ($4,712)    $           (42)   $        (2,608)
                                                            ============     ===============    ===============
          Net loss per share                                $      (0.18)    $             -    $         (0.12)
                                                            ============     ===============    ===============
Weighted average number of common shares outstanding          25,611,130          25,000,000         21,000,000
                                                            ============     ===============    ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands, Except for Share Information)


                                                                    June 30,      December 31,
                                                                      1997            1996
                                                                   ---------      ------------
                                                                  (Unaudited)
                            ASSETS
Current assets:
     Cash and cash equivalents                                     $  4,084        $    444
     Accounts receivable                                              3,934               -
     Inventory                                                        7,392               -
     Value added tax refund receivable                                6,166           2,806
     Joint interest receivables                                       2,014             150
     Other                                                              265              17
                                                                   --------        --------
          Total current assets                                       23,855           3,417
Property and equipment, at cost:
     Oil and gas properties (full cost method)                      197,082         123,300
     Office furniture and fixtures                                      405             197
     Accumulated depreciation, depletion and amortization            (7,821)            (37)
                                                                   --------        --------
          Net property and equipment                                189,666         123,460
Other assets:
     Deferred financing costs, net                                    1,267           1,548
     Deferred charges, net                                            1,571           1,400
                                                                   --------        --------
          Total assets                                             $216,359        $129,825
                                                                   ========        ========


             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                      $  7,048        $    852
     Joint interest payable                                             108           2,715
                                                                   --------        --------
          Total current liabilities                                   7,156           3,567
Note payable to bank                                                104,793          22,842
Deferred taxes                                                        6,694           1,391
Premium on written option                                             1,650           1,400
Stockholders' equity:
     Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding
     Common stock, $0.01 par value, 40,000,000 shares authorized,
     25,615,000 and 25,600,000 shares issued and outstanding
     at June 30, 1997 and December 31, 1996, respectively               256             256
     Additional paid-in capital                                     103,302         103,143
     Accumulated deficit                                             (6,430)         (1,716)
     Deferred compensation                                           (1,062)         (1,058)
                                                                   --------        --------
          Total stockholders' equity                                 96,066         100,625
                                                                   --------        --------
     Total liabilities and stockholders' equity                    $216,359        $129,825
                                                                   ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                 Six
                                                                                months
                                                                                ended        June 18, through   January 1, through
                                                                            June 30, 1997     June 30, 1996       June 17, 1996
                                                                              (Company)         (Company)         (Predecessors)
                                                                            -------------    ----------------    ----------------
Cash flows from operating activities:
     Net loss                                                               $      (4,712)    $         (42)      $   (2,608)
     Adjustments to reconcile net loss to cash flows provided
       by (used in) operating activities:
       Depreciation, depletion and amortization                                     8,065                 -                4
       Net loss on futures contracts                                                  135                 -                -
       Deferred income taxes                                                       (2,573)                -            1,921
       Changes in working capital                                                 (13,194)                -            5,605
                                                                            -------------     -------------       ----------
         Cash provided by (used in) operating activities                          (12,279)              (42)           4,922
                                                                            -------------     -------------       ----------
Cash flows from investing activities:
     Investment in oil and gas properties                                         (36,410)                -          (30,377)
     Investment in Maersk, net of cash acquired                                   (29,414)                -                -
     Other capital expenditures                                                      (208)                -              (38)
                                                                            -------------     -------------       ----------
         Cash used in investing activities                                        (66,032)                -          (30,415)
                                                                            -------------     -------------       ----------
Cash flows from financing activities:
     Exercise of call option on Thai Romo Limited stock                                 -            (3,130)               -
     Proceeds from initial public offering                                              -            84,269                -
     Redemption of Rutherford-Moran Exploration
        Company stock by majority stockholders                                          -           (12,360)               -
     Proceeds from shareholder loans                                                    -                 -           15,654
     Payments on shareholder loans                                                      -           (12,302)               -
     Borrowings under bank notes                                                   81,951                 -           29,164
     Repayment of bank notes                                                            -           (49,664)         (13,885)
                                                                            -------------     -------------       ----------
         Cash provided by financing activities                                     81,951             6,813           30,933
                                                                            -------------     -------------       ----------
         Net increase (decrease) in cash                                            3,640             6,771            5,440
Cash and cash equivalents, beginning of period                                        444            15,271            9,831
                                                                            -------------     -------------       ----------
Cash and cash equivalents, end of period                                    $       4,084     $      22,042       $   15,271
                                                                            =============     =============       ==========
Supplemental disclosures of cash flow information-
     Cash paid during the period for interest                               $         338     $           -       $      767
                                                                            =============     =============       ==========
Supplemental disclosures of noncash investing and financing activities:
     Capitalization of amortized loan acquisition costs                     $           -     $           -       $      168
                                                                            =============     =============       ==========
     Interests in Thai Romo Limited and Rutherford-Moran Exploration
       Company contributed for common stock                                 $           -     $           -       $   24,682
                                                                            =============     =============       ==========
     Predecessor retained earnings reclassified
       to additional paid-in capital                                        $           -     $       4,021       $        -
                                                                            =============     =============       ==========
     Premium deferred and premium on written options                        $         388     $           -       $      557
                                                                            =============     =============       ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position of Rutherford-Moran Oil Corporation ("RMOC" or the "Company") at June 30, 1997 and December 31, 1996, and its results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The financial statements herein should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements as of and for the year ended December 31, 1996, as included in the Company's annual report on Form 10-K.

         In order to prepare these financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and reserve information (which affects the depletion calculation as well as the computation of the ceiling limitation). Actual results could differ from those estimates.

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

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The consolidated financial statements for 1997 include the accounts of RMOC, its wholly owned subsidiaries and its proportionate ownership of B8/32 Partners, Limited ("B8/32 Partners"), in which RMOC owns 46.34% of the outstanding voting shares. All material intercompany accounts and transactions have been eliminated in the consolidation.

         The financial statements for the three and six months ended June 30, 1996, include the accounts of RMEC and Thai Romo (combined). All material intercompany accounts and transactions have been eliminated in the combination. The combined financial statements are presented due to the commonality of the stockholders and partners of RMEC and Thai Romo.

         During the period from September 21, 1990, through December 31, 1996, the Company was considered a development stage company and its sole activity was the development of Block B8/32 in the Gulf of Thailand. Production from the Tantawan Field commenced in February 1997, at which time the Company was no longer considered a development stage company.

(4) OIL AND GAS PROPERTY ACQUISITION

          On December 19, 1996, the Company, through its wholly owned subsidiary, Thai Romo, exercised its preferential right to purchase 46.34% of the outstanding shares of Maersk Oil (Thailand) Limited ("MOTL"), a wholly owned subsidiary of Maersk Olie og Gas AS of Copenhagen, Denmark ("Maersk"). MOTL is a former co-concessionaire in Block B8/32 owning a 31.67% interest. The purchase was consummated with Maersk on March 3, 1997, with TRH, a wholly owned subsidiary of the Company and Thai Romo's nominee under the Share Sales Agreement, purchasing the shares for $28,617,000, which included $1,554,000 in satisfaction of outstanding debt. After the closing, MOTL was renamed B8/32 Partners Limited.

         The remaining 53.66% of MOTL's stock was purchased by Thaipo Limited ("Thaipo"), a subsidiary of Pogo Producing Company ("Pogo"), and by Palang Sophon Limited ("Palang") of Bangkok, Thailand. Thaipo, Palang and MOTL were co-concessionaires with Thai Romo prior to the sale of MOTL. As a result of the purchase, RMOC now effectively owns a uniform interest of 46.34% in the entire Block.

         The $28.6 million purchase price of the acquisition has been capitalized using the purchase method of accounting and has been allocated between proven properties and unproven properties. Production from the properties acquired is anticipated to commence in 1999 after the initial development plan at Benchamas Field is scheduled to be completed. Finalization of the purchase price allocation is pending the receipt of certain requested information from the seller, fair value appraisals, and analysis of reserve estimates by the Company.

         The Company financed the purchase of MOTL by utilizing borrowings under its Revolving Credit Facility ("Revolving Credit Facility") and $20,000,000 from a new Credit Agreement entered into with Chase Manhattan Bank ("Chase"), which was repaid on May 2, 1997.

(5) CREDIT FACILITY

         On September 20, 1996, the Company entered into a $150,000,000 Revolving Credit Facility with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999, and had an initial borrowing base limitation of $60,000,000. On April 29, 1997 the borrowing base limitation was redetermined to $120,000,000. The Revolving Credit Facility is secured by the stock of certain subsidiaries of the Company.

         Under the terms of the Revolving Credit Facility, outstanding borrowings will bear interest at the Base Rate (defined as the greater of the Federal Funds Rate plus .5% or the agent bank's prime rate) plus .25% or the Eurodollar Rate (defined as an average of the London Interbank Offered Rate ("LIBOR") of two banks) plus 1.75%, at the Company's option. Interest is payable quarterly. The Company is also assessed a commitment fee equal to
 .5% per annum on the average daily balance of the unused borrowing base.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Revolving Credit Facility provides for semi-annual borrowing base redeterminations as well as certain restrictions, including limitations on additional indebtedness, payment of dividends and maintenance of an interest coverage ratio.

         At June 30, 1997, $104,793,000 was outstanding under the Revolving Credit Facility at interest rates ranging from 7.125% to 7.4375% per annum.

         On February 25, 1997, the Company entered into a Credit Agreement with Chase for an additional borrowing of $20,000,000, which was repaid on May 2, 1997 with borrowings under the Revolving Credit Facility.


(6) CRUDE OIL HEDGING ACTIVITIES

         During the first quarter of 1996, the Company entered into crude oil price swaps with an affiliate of one of its lenders. While the swaps are intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price. The crude oil price swaps qualify as hedges; and as long as they correlate with production based on engineering estimates, any gains and losses will be recorded when the related oil production has been delivered. Gains and losses on closed crude oil price swap agreements will be deferred and amortized over the original term of the agreement. Should the crude oil price swaps cease to be recognized as a hedge, subsequent changes in value will be recorded in the statement of operations. At June 30, 1997, the crude oil price swap agreements incorporated one million barrels ("MMBbl") of oil volumes from April through December 1997 at a weighted average price of $15.92 per Bbl and 1.75 MMBbl of oil volumes from January through December 1998 at a weighted average price of $15.92 per Bbl. On April 1, 1997, the swaps went into effect and require quarterly settlement between the Company and an affiliate of one of its lenders. During the period April 1 through June 30, 1997, Brent crude oil prices averaged $18.48 per barrel resulting in a reduction in oil and gas revenues of $853,000. The related deferred charge of $1,788,000 is being amortized against oil and gas revenues as the hedged volumes expire, resulting in amortization of $216,727 being recorded during the three months ended June 30, 1997.

         Based on current production estimates, the Company anticipates producing approximately 900,000 barrels of oil during 1997; therefore, approximately 100,000 barrels of the crude oil price swap agreement for 1997 is considered under current accounting literature to be speculative and a loss of $273,000 has been recorded in the statement of operations during the three months ended June 30, 1997 to reflect the fair market value of the speculative position at June 30, 1997.

         At the same time, the Company sold to an affiliate of one of its lenders an option to purchase 1.25 MMBbl of aggregate oil volumes from January through December 1999 at a price of $18.30 per Bbl. The Company has accounted for the swap option separately as it does not qualify as a hedge. At June 30, 1997, the Company estimates the liability associated with this position to be $1,650,000. During the period April 1 through June 30, 1997 the liability was decreased by $138,000 to reflect the decreased cost the Company would incur if it chose to settle the swap option. The decrease has been recognized in the statement of operations.

         The cost of the swap and the swap option at August 1, 1997, are $7,286,000 and $1,575,000 respectively.

(7) REVENUE RECOGNITION

         The Company recognizes revenues at the time of transfer to the Purchaser; however, crude oil inventory is recorded at the cost of production and related depletion upon transfer to the floating storage and offloading vessel.

(8) FOREIGN TRANSLATION GAIN/LOSS

         The Company follows SFAS 52, "Foreign Currency Translation", which requires that business transactions and foreign operations recorded in a foreign currency be restated in U.S. dollars, which is the Company's functional currency. The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates and resulting translation adjustments are reflected as a separate component of stockholders' equity.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Revenues and expenses are translated at an average exchange rate for the month. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. During the three and six month periods ending June 30, 1997, currency translations resulted in a gain of $115,000.

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

         Interest in connection with expenditures on major exploration projects is capitalized. During the six month periods ending June 30, 1997, and 1996, $491,000 and $1,628,000, respectively, of interest was capitalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 1996, included in the Company's annual report on Form 10-K. Results of interim periods are not necessarily indicative of results for an entire year.

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

RESULTS OF OPERATIONS

 Three Months Ended June 30, 1997, Compared with Three Months Ended June 30,
1996.

         The Company's net loss of $2.6 million or $0.10 per share for the three months ended June 30, 1997, increased from the Company's net loss of $2.3 million or $0.11 per share for the three months ended June 30, 1996, primarily due to the commencement of production operations on February 1, 1997. As production began, charges for operating expense and depletion more than offset initial revenues, as operating expenses are incurred upon start-up while revenues increase gradually. Interest expense, salaries and wages, and general and administrative expenses also increased in 1997 due to increased activity levels, partially offset by interest income and an income tax benefit.

         The Company's total revenues for the three months ended June 30, 1997, were $10.9 million as compared to $20,000 for the three months ended June 30, 1996. Oil and gas revenues were $10.9 million and interest income was $66,000 for the current period.

         Production volumes for the second quarter of 1997, net of royalties, were 218,000 barrels of oil and 3,535,000 MCF of gas, respectively.

         Operating expenses incurred for the three months ended June 30, 1997, were $6.3 million as compared to no operating expenses previously.

         Depreciation, depletion and amortization expense recorded for the three months ended June 30, 1997, was $5.3 million as compared to $1,000 for the three months ended June 30, 1996. This increase is due to the commencement of production during February 1997.

         Interest expense of $1.7 million for the three months ended June 30, 1997, increased compared to $143,000 for the three months ended June 30, 1996. This increase is due to an increase in borrowings and the amortization of deferred financing costs. Outstanding debt at June 30, 1997, was $104,793,000 as compared to no bank debt June 30, 1996.

         Salaries and wages and general administrative expenses of $318,000 and $1.0 million, respectively, for the three months ended June 30, 1997, increased compared to $89,000 and $166,000, respectively, for the three months ended June 30, 1996. This increase is primarily due to the capitalization of a greater portion of salaries and wages and costs in 1996 compared to 1997. Additionally, there was an increase in personnel during the third and fourth quarters of 1996 resulting in higher administrative costs for 1997 compared to 1996.

         During the three months ended June 30, 1997, and 1996, $282,000 and $813,000, respectively, of interest expense was capitalized to unproved properties.

         As a result of the initial public offering in June 1996, the Company became a taxable entity and recorded a one-time charge of $1,921,000, representing the difference between the book and tax basis of its foreign oil and gas properties.

Six Months Ended June 30, 1997, Compared with Six Months Ended June 30, 1996.

         The Company's net loss of $4.7 million, or $0.18 per share for the six months ended June 30, 1997, increased from a net loss of $2.6 million, or $0.12 per share, for the corresponding period during 1996. The increase in net loss is primarily due to the commencement of production operations on February 1, 1997 and increases in interest expense and general and administrative expenses during 1997 due to higher debt and activity levels, offset by the recognition of a tax benefit during the six months ended June 30, 1997.

         The Company's total revenues for the six months ended June 30, 1997, were $15.7 million as compared to $20,000 for the six months ended June 30, 1996. Oil and gas revenues were $15.6 million and interest income was $94,000 for the current period.

         Production volumes for the second quarter of 1997, net of royalties, were 317,000 barrels of oil and 5,106,000 MCF of gas, respectively.

         Operating expenses incurred for the six months ended June 30, 1997, were $9.6 million as compared to no operating expenses previously.

         Depreciation, depletion and amortization expense recorded for the six months ended June 30,1997, was $7.8 million as compared to $4,000 for the six months ended June 30, 1996. This increase is due to the commencement of production during February 1997.

         Interest expense of $2.6 million for the six months ended June 30, 1997, increased compared to $402,000 for the six months ended June 30, 1996. This increase is due to an increase in borrowings and the amortization of deferred financing costs. Outstanding debt at June 30, 1997, was $104,793,000 as compared to no bank debt at June 30, 1996.

         Salaries and wages and general administrative expenses of $580,000 and $2.2 million, respectively, for the six months ended June 30, 1997, increased compared to $123,000 and $220,000, respectively, for the six months ended June 30, 1996. This increase is primarily due to the capitalization of a greater portion of salaries and wages and costs in 1996 compared to 1997. Additionally, there was an increase in personnel during the third and fourth quarters of 1996 resulting in higher administrative costs for 1997 compared to 1996.

         During the six months ended June 30, 1997, and 1996, $491,000 and $1.6 million, respectively, of interest expense was capitalized to unproved properties.

LIQUIDITY AND CAPITAL RESOURCES

         On September 20, 1996, the Company entered into a $150,000,000 Revolving Credit Facility with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999, and an initial borrowing base limitation of $60,000,000. The Revolving Credit Facility is secured by the stock of certain subsidiaries of the Company.

         On February 25, 1997, the Company entered into a Credit Agreement with Chase for an additional borrowing of $20,000,000. This Credit Agreement contains covenants substantially identical to those in the Revolving Credit Facility. On April 15, 1997, the Company amended the Credit Agreement to allow for an additional borrowing of $5,000,000.

         On April 29, 1997, the borrowing base in the Revolving Credit Facility was redetermined to $120,000,000. As a result, the Company repaid the amount due under the Credit Agreement with additional borrowings under the Revolving Credit Facility. At June 30, 1997, $104,793,000 was outstanding under the Revolving Credit Facility at interest rates ranging from 7.125% to 7.4375%.

         The Company makes, and will continue to make, substantial capital expenditures for the exploration, development and production of oil and natural gas reserves. The Company's capital expenditures for the second half of 1997 will be in the range of $42 million. The Company currently expects capital expenditures for 1998 to be in the range of $110 million to $120 million, of which approximately 70% is budgeted for production facilities primarily in the Benchamas Field. Over the next 24 months, the Company expects to expend approximately $114 million to fabricate production facilities at Benchamas Field. The Benchamas expenditures account for a substantial portion of the above estimates for 1997 and 1998. The Company also expects to spend additional monies over the next several years to support additional exploration and development activities in Block B8/32. The Company has been funding and expects to continue to fund these activities with net cash flow from operations and additional borrowings under its $150 million Revolving Credit Facility. However, in order to continue to fund these activities at the current or higher levels, the Company will have to raise substantial additional funds through some combination of the following: increasing its availability under the Revolving Credit Facility as well as an increase in the total amount of the Facility, arranging additional debt, equity or other financing, and obtaining additional sources of funds. The Company believes it will have adequate sources of funds to permit it to meet its capital commitments.

          Until March 1997, the Company has funded its operations from proceeds of its initial public offering and bank borrowings. During the remainder of 1997, the Company expects to fund its obligations through net cash flow from operations and incremental borrowings.

MARKET CONDITIONS AND CHANGING OIL AND GAS PRICES

         The revenues expected to be generated by the Company's future operations will be highly dependent upon the prices of, and demand for, oil and natural gas. Natural gas produced from the Company's Tantawan Field is subject to the Gas Sales Agreement with the Petroleum Authority of Thailand ("PTT") with prices subject to semi-annual adjustment (or more frequent adjustments under certain circumstances) based on movements in, among other things, inflation, oil prices and the Thai Baht/U.S. Dollar exchange rate. The price received by the Company for its oil production and the level of production will depend on numerous factors beyond the Company's control, including the condition of the world economy, political and regulatory conditions in Thailand and other oil and gas producing countries, and the actions of the Organization of Petroleum Exporting Countries.

         In early July the Company had its first oil lifting from the Tantawan Field and sold 278,000 barrels of oil pursuant to the Memorandum of Understanding with PTT. The Company currently expects that the Memorandum of Understanding with PTT will be terminated and that the Company's future oil production from the Tantawan Field will be sold on the open market to a number of potential purchasers. Based on discussions to date with PTT, the Company believes that the Thai government will waive its right of first refusal to purchase oil produced from the Concession and PTT will be a likely bidder on future oil sales by the Company. The Company believes that its oil production from the Tantawan Field can be readily sold to a number of purchasers at market prices.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding --- without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted in the fourth quarter of 1997. The impact of adopting SFAS 128 is anticipated to be immaterial.

         Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires that all entities disclose in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. An entity is to disclose within the financial statements the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to preferred and redeemable stock. The Company's adoption of SFAS 129 in the fourth quarter of 1997 is not expected to have a material impact on reported results.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including unrecognized foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 130 to have a material effect on reported results.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on its reported results.

FOREIGN CURRENCY FLUCTUATIONS

         The Company does not currently hold significant amounts of cash, cash equivalents, long-term financial instruments or investments denominated in foreign currencies. However, virtually all of its operating revenues have been denominated in Thai Baht. For many years, the Thai Baht/U.S. dollar exchange rate has been stable, as the Baht was linked to a basket of currencies, primarily the U.S. Dollar. On July 2, 1997 the Thai government decided to allow the value of the Baht to be determined by market forces. After the announcement, the value of the Thai Baht declined against the U.S. dollar by approximately 20%. The Company will consider instruments intended to mitigate the foreign currency risks associated with such revenues through currency rate hedging transactions such as options, futures or other derivative financial instruments. The Revolving Credit Facility imposes certain limitations on such transactions.

DEVELOPMENT OF THE BENCHAMAS FIELD

         In June 1997 the Company, through its subsidiary, Thai Romo Limited, in conjunction with its co-concessionaires, Thaipo Limited and Palang Sophon Ltd., approved the first phase of development for Benchamas Field. Phase I development consists of a process/compression platform, a quarters platform, three wellhead platforms, connecting subsea pipelines, an oil storage vessel ("FSO") and a subsea gas pipeline for connection to an existing gas sales line. Total capital expenditures for these facilities to RMOC should be approximately $114 million.

PRODUCTION LICENSE AWARD

         In July 1997 the Department of Mineral Resources of the Kingdom of Thailand awarded Thai Romo Limited a Production License for the Benchamas Field and a portion of the Pakakrong Area covering 164.46 square miles in its Block B8/32 concession in the Gulf of Thailand. The Benchamas Field is located about 35 miles from the Tantawan Field, where production has already commenced.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's ability to develop its oil and gas reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsureds risks, competition, government regulation, local economic conditions, fluctuations in foreign currencies and the ability of the Company to implement its business strategy. These factors are discussed in more detail in the Company's most recent Annual Report on Form 10-K.

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27--Financial Data Schedule

         (b)     Reports on Form 8-K

                 During the three month period ended June 30, 1997, no reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated: August 14, 1997                  RUTHERFORD-MORAN OIL CORPORATION

                                        By:  /s/  DAVID F. CHAVENSON
                                           ------------------------------------
                                                  David F. Chavenson
                                           Vice President, Finance and Chief
                                            Financial Officer and Treasurer

                               INDEX TO EXHIBITS


       EXHIBIT
         NO.       DESCRIPTION
       -------     -----------

                   27--Financial Data Schedule