Form 10-Q
period 1997-09-30
RUTHERFORD-MORAN OIL CORP
filed 1997-11-14
CIK 1012884

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR


/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD FROM      TO
                                                              ----    ----

                        COMMISSION FILE NUMBER 000-20849

                        RUTHERFORD-MORAN OIL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                               76-0499690
          -----------------------------              -------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes / x / No / /

         As of November 7, 1997, there were 25,614,000 shares of common stock, $.01 par value, of the registrant outstanding.

                        RUTHERFORD-MORAN OIL CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)




                                                              Three months                      Three months
                                                                 ended                             ended
                                                            September 30, 1997                September 30, 1996
                                                            ------------------                ------------------
Revenues:
  Oil and gas revenue . . . . . . . . . . . . . . . .       $           10,187                $               --
  Interest income . . . . . . . . . . . . . . . . . .                       68                               138
                                                            ------------------                ------------------
         Total revenues . . . . . . . . . . . . . . .                   10,255                               138
                                                            ------------------                ------------------
Expenses:
  Operating expense . . . . . . . . . . . . . . . . .                    7,458                                --
  Interest expense  . . . . . . . . . . . . . . . . .                    1,972                               241
  Depreciation, depletion and amortization  . . . . .                    5,447                                16
  Salaries and wages  . . . . . . . . . . . . . . . .                      257                               150
  General and administrative  . . . . . . . . . . . .                      969                               552
  Foreign currency exchange loss, net . . . . . . . .                    1,850                                --
  Gain on futures contracts . . . . . . . . . . . . .                     (410)                               --
                                                            ------------------                ------------------
         Total expenses . . . . . . . . . . . . . . .                   17,543                               959
                                                            ------------------                ------------------
         Net loss before income taxes . . . . . . . .                   (7,288)                             (821)
Income tax benefit  . . . . . . . . . . . . . . . . .                   (3,011)                             (152)
                                                            ------------------                ------------------
         Net loss . . . . . . . . . . . . . . . . . .       $           (4,277)               $             (669)
                                                            ==================                ==================
         Net loss per share . . . . . . . . . . . . .       $             (.17)               $            (0.03)
                                                            ==================                ==================
Weighted average number of common shares outstanding                25,615,000                        25,495,652
                                                            ==================                ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                  Nine months                                  January 1
                                                                     ended            June 18, through          through
                                                                September 30, 1997   September 30, 1996      June 17, 1996
                                                                     (Company)            (Company)          (Predecessors)
                                                                ------------------   ------------------      --------------
Revenues:
  Oil and gas revenue . . . . . . . . . . . . . . . . .         $           25,784   $               --      $           --
  Interest income . . . . . . . . . . . . . . . . . . .                        162                  158                  --
                                                                ------------------   ------------------      --------------
         Total revenues . . . . . . . . . . . . . . . .                     25,946                  158                  --

Expenses:
  Operating expense . . . . . . . . . . . . . . . . . .                     17,100                   --                  --
  Interest expense  . . . . . . . . . . . . . . . . . .                      4,620                  248                 395
  Depreciation, depletion and amortization  . . . . . .                     13,232                   16                   4
  Salaries and wages  . . . . . . . . . . . . . . . . .                        837                  165                 108
  General and administrative  . . . . . . . . . . . . .                      3,156                  592                 180
  Foreign Currency exchange loss, net . . . . . . . . .                      1,850                   --                  --
  Gain on futures contracts . . . . . . . . . . . . . .                       (275)                  --                  --
                                                                ------------------   ------------------      --------------
         Total expenses . . . . . . . . . . . . . . . .                     40,520                1,021                 687
                                                                ------------------   ------------------      --------------
         Loss before income taxes . . . . . . . . . . .         $          (14,574)  $             (863)     $         (687)
Income tax benefit  . . . . . . . . . . . . . . . . . .                     (5,584)                (152)              1,921
                                                                ------------------   ------------------      --------------
         Net loss . . . . . . . . . . . . . . . . . . .         $           (8,990)  $             (711)     $       (2,608)
                                                                ==================   ==================      ==============
         Net loss per share . . . . . . . . . . . . . .         $            (0.35)  $            (0.03)     $        (0.12)
                                                                ==================   ==================      ==============
Weighted average number of common shares outstanding  .                 25,612,440           25,438,462          21,000,000
                                                                ==================   ==================      ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                     ASSETS

                                                                 September 30, 1997           December 31, 1996
                                                                 ------------------           -----------------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . .            $            3,415           $             444
  Accounts receivable . . . . . . . . . . . . . . . .                         2,658                          --
  Inventory . . . . . . . . . . . . . . . . . . . . .                         7,581                          --
  Value added tax refund receivable . . . . . . . . .                         5,829                       2,806
  Joint interest receivable . . . . . . . . . . . . .                         3,456                         150
  Interest receivable . . . . . . . . . . . . . . . .                             3                          --
  Other   . . . . . . . . . . . . . . . . . . . . . .                           366                          17
                                                                 ------------------           -----------------
         Total current assets . . . . . . . . . . . .                        23,308                       3,417
Property and equipment, at cost:
  Oil and gas properties (full cost method) . . . . .                       217,699                     123,300
  Office furniture and fixtures . . . . . . . . . . .                           376                         197
  Accumulated depreciation, depletion and amortization                      (13,269)                        (37)
                                                                 ------------------           -----------------
         Net property and equipment . . . . . . . . .                       204,806                     123,460
Other assets:
Deferred financing costs, net . . . . . . . . . . . .                         4,278                       1,548
Restricted cash . . . . . . . . . . . . . . . . . . .                        24,300                          --
Deferred charges, net . . . . . . . . . . . . . . . .                         1,354                       1,400
                                                                 ------------------           -----------------
         Total assets . . . . . . . . . . . . . . . .            $          258,046           $         129,825
                                                                 ==================           =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities  . . . . .            $            4,944           $             852
  Joint interest payable  . . . . . . . . . . . . . .                         6,320                       2,715
                                                                 ------------------           -----------------
         Total current liabilities  . . . . . . . . .                        11,264                       3,567
Note payable to bank  . . . . . . . . . . . . . . . .                        29,996                      22,842
10  3/4 senior subordinated notes . . . . . . . . . .                       120,000                          --
Deferred income taxes . . . . . . . . . . . . . . . .                         3,682                       1,391
Premium on written option . . . . . . . . . . . . . .                         1,238                       1,400
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding   .                            --                         --
  Common  stock, $0.01 par value, 40,000,000 shares
     authorized, 25,612,440 and 25,600,000 shares issued
     and outstanding at September 30, 1997 and
     December 31, 1996, respectively  . . . . . . . .                           256                         256
Additional paid-in capital  . . . . . . . . . . . . .                       103,302                     103,143
Accumulated deficit . . . . . . . . . . . . . . . . .                       (10,706)                     (1,716)
Deferred compensation . . . . . . . . . . . . . . . .                          (986)                     (1,058)
                                                                 ------------------           -----------------
         Total stockholders' equity . . . . . . . . .                        91,866                     100,625
                                                                 ------------------           -----------------
         Total liabilities and stockholders' equity .            $          258,046           $         129,825
                                                                 ==================           =================

       See accompanying notes to unaudited consolidated financial statements

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                   Nine months                               January 1
                                                                      ended            June 18, through       through
                                                                September 30, 1997    September 30, 1996   June 17, 1996
                                                                    (Company)             (Company)        (Predecessors)
                                                                ------------------    ------------------   -------------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . .         $           (8,990)   $             (711)  $      (2,608)
  Adjustments to reconcile net loss to cash flows
    provided by (used in) operating activities:
  Depreciation, depletion and amortization  . . . . . .                     13,886                   245               4
  Net gain on futures contracts . . . . . . . . . . . .                       (275)                   --              --
  Deferred income taxes . . . . . . . . . . . . . . . .                     (5,584)                 (152)          1,921
  Foreign currency exchange loss  . . . . . . . . . . .                      1,850                    --              --
  Changes in working capital  . . . . . . . . . . . . .                    (12,738)               (7,104)          5,605
                                                                ------------------    ------------------   -------------
         Cash provided by (used in ) operating activities                  (11,851)               (7,722)          4,922
                                                                ------------------    ------------------   -------------
Cash flows from investing activities:
  Investment in oil and gas properties  . . . . . . . .                    (57,112)              (14,835)        (30,377)
  Investment in Maersk, net of cash acquired  . . . . .                    (29,414)                   --              --
  Other capital expenditures  . . . . . . . . . . . . .                       (179)                  (98)            (38)
                                                                ------------------    ------------------   -------------
         Cash used in investing activities . . . . . . .                   (86,705)              (14,933)        (30,415)
                                                                ------------------    ------------------   -------------
Cash flows from financing activities:
  Deferred financing costs  . . . . . . . . . . . . . .                       (187)               (1,689)             --
  Exercise of call option on Thai Romo Limited stock  .                         --                (3,130)             --
  Proceeds from initial public offering . . . . . . . .                         --                97,103              --
  Redemption of Rutherford-Moran Exploration Company
     stock by majority stockholders . . . . . . . . . .                         --               (12,360)             --
  Proceeds from shareholder loans . . . . . . . . . . .                         --                    --          15,654
  Payments on shareholder loans . . . . . . . . . . . .                         --               (24,144)             --
  10  3/4 senior subordinated notes . . . . . . . . . .                    120,000                    --              --
  Bond offering cost  . . . . . . . . . . . . . . . . .                     (2,965)                   --              --
  Restricted cash . . . . . . . . . . . . . . . . . . .                    (24,300)                   --              --
  Borrowings under bank notes . . . . . . . . . . . . .                    106,330                 2,000          29,164
  Repayment of bank notes . . . . . . . . . . . . . . .                    (99,176)              (49,664)        (13,885)
                                                                ------------------    ------------------   -------------
         Cash provided by financing activities  . . . .                     99,702                 8,116          30,933
                                                                ------------------    ------------------   -------------
         Net increase (decrease) in cash . . . . . . .                       1,146               (14,539)          5,440
         Effect of Exchange Rate changes on cash  . . .                      1,825                    --              --
Cash and cash equivalents, beginning of period  . . . .                        444                15,271           9,831
                                                                ------------------    ------------------   -------------
Cash and cash equivalents, end of period  . . . . . . .                      3,415                   732          15,271
                                                                ==================    ==================   =============
Supplemental disclosures of cash flow information -
  Cash paid during the period for interest  . . . . . .                      1,031                    56             767
                                                                ==================    ==================   =============

Supplemental disclosures of noncash investing and
  financing activities:
  Capitalization of amortized loan acquisition costs  .                         --                    --             168
                                                                ==================    ==================   =============
  Interests in Thai Romo Limited and Rutherford-Moran
    Exploration Company contributed for common stock  .                         --                    --          24,682
                                                                ==================    ==================   =============
Predecessor retained earnings reclassified to additional
    paid-in capital . . . . . . . . . . . . . . . . . .                         --                 4,021              --
                                                                ==================    ==================   =============
Premium deferred and premium on written options . . . .                        388                   443             557
                                                                ==================    ==================   =============

See accompanying notes to unaudited condensed consolidated financial statements

                        RUTHERFORD-MORAN OIL CORPORATION


                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position of Rutherford-Moran Oil Corporation ("RMOC" or the "Company") at September 30, 1997 and December 31, 1996, and its results of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996. The financial statements herein should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements as of and for the year ended December 31, 1996, as included in the Company's annual report on Form 10-K.

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

         Effective September 24, 1990, the stockholders of RMEC elected to have it treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended. As such, RMEC did not incur federal income taxes at the corporate level prior to June 18, 1996, and its taxable income or losses were passed through to the stockholders based on their interests.

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

         As RMEC and Thai Romo are now part of the Company's consolidated tax return, the Company recorded a deferred tax charge of $1,921,000 on June 17, 1996, representing the difference between the book basis and tax basis of its foreign oil and gas properties.

(3)  PRINCIPLES OF PRESENTATION

         In April 1996, Rutherford/Moran Oil Corporation changed its name to RMEC. Effective June 17, 1996, the stockholders of RMEC and the partners of Thai Romo exchanged their interests for shares of common stock of the newly formed entity, RMOC. RMOC is the parent company of RMEC and Thai Romo Holdings, Inc. ("TRH"). RMEC and TRH collectively own the outstanding shares of Thai Romo. During June 1996, RMOC sold 16% of its common stock in an initial public offering (the "Offering"), in conjunction with the consummation of the exchange of RMEC common stock and Thai Romo interests for common stock of RMOC. At the time of the Offering, RMEC redeemed for $12.4 million approximately 56,000 shares of its common stock from Patrick R. Rutherford and John A. Moran, majority stockholders of RMEC (the "Redemption"), exercised RMEC's call option on 3% of the partners' interest in Thai Romo held by Red Oak Holdings, Inc. for $3.1 million and repaid outstanding debt of $62 million owed stockholders and banks. On June 18, 1996, the stockholders' equity accounts were adjusted to reflect the deficit accumulated during the development stage to additional paid-in capital upon RMEC and Thai Romo becoming subject to federal income taxes. During July 1996, an additional 2.4% of RMOC's common stock was sold when the underwriters exercised their over-allotment option.

                        RUTHERFORD-MORAN OIL CORPORATION


                          NOTES TO UNAUDITED CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The consolidated financial statements for 1997 include the accounts of RMOC, its wholly owned subsidiaries, and its proportionate ownership of B8/32 Partners, Limited ("B8/32 Partners"), in which RMOC owns 46.34% of the outstanding voting shares. All material intercompany accounts and transactions have been eliminated in the consolidation.

         The financial statements for the period January 1, 1996 through June 17, 1996, include the accounts of RMEC and Thai Romo (combined). All material intercompany accounts and transactions have been eliminated in the combination. The combined financial statements are presented due to the commonality of the stockholders and partners of RMEC and Thai Romo.

         During the period from September 21, 1990, through December 31, 1996, the Company was considered a development stage company and its sole activity was the development of Block B8/32 in the Gulf of Thailand. Production from the Tantawan Field commenced in February 1997, at which time the Company was no longer considered a development stage company.

(4)  OIL AND GAS PROPERTY ACQUISITION

         On December 19, 1996, the Company, through its wholly owned subsidiary, Thai Romo, exercised its preferential right to purchase 46.34% of the outstanding shares of Maersk Oil (Thailand) Limited ("MOTL"), a wholly owned subsidiary of Maersk Olie og Gas AS of Copenhagen, Denmark ("Maersk"). MOTL is a former co-concessionaire in Block B8/32 owning a 31.67% interest. The purchase was consummated with Maersk on March 3, 1997, with TRH, a wholly owned subsidiary of the Company and Thai Romo's nominee under the Share Sales Agreement, purchasing the shares for $28,617,000, which included $1,554,000 in satisfaction of outstanding debt. After the closing, MOTL was renamed B8/32 Partners, Limited.

         The remaining 53.66% of MOTL's stock was purchased by Thaipo Limited ("Thaipo"), a subsidiary of Pogo Producing Company ("Pogo"), and by Palang Sophon Limited ("Palang") of Bangkok, Thailand. Thaipo, Palang and

MOTL were co-concessionaires with Thai Romo prior to the sale of MOTL. As a result of the purchase, RMOC now effectively owns a uniform interest of 46.34% in the entire Block.

         The $28.6 million purchase price of the acquisition has been capitalized using the purchase method of accounting and has been allocated between proven properties and unproven properties. Production from the properties acquired is anticipated to commence in 1999 when the initial development plan at Benchamas Field is scheduled to be completed. Finalization of the purchase price allocation is pending the receipt of certain requested information from the seller, fair value appraisals, and analysis of reserve estimates by the Company.

         The Company financed the purchase of MOTL by utilizing borrowings under its Revolving Credit Facility ("Revolving Credit Facility") and $20 million from a new Credit Agreement entered into with Chase Manhattan Bank ("Chase"), which was repaid on May 2, 1997.

(5)  DEBT

     CREDIT FACILITY

         On September 20, 1996, the Company entered into a $150 million Revolving Credit Facility with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999, and had an initial borrowing base limitation of $60 million. On April 29, 1997, the borrowing base limitation was redetermined to $120 million. Subsequent to the issuance of the Company's 10.75% Senior Subordinated Notes ("Notes") in September 1997, the borrowing base was reset to $60 million. The Revolving Credit Facility is secured by the stock of certain subsidiaries of the Company.

         Under the terms of the Revolving Credit Facility, outstanding borrowings bear interest at the Base Rate (defined as the greater of the Federal Funds Rate plus .5% or the agent bank's prime rate) plus .25% or the Eurodollar Rate (defined as an average of the London Interbank Offered Rate ("LIBOR") of two banks) plus 1.75%, at the Company's option. Interest is payable quarterly. The Company is also assessed a commitment fee equal to .5% per annum on the average daily balance of the unused borrowing base.

         On September 8, 1997, the Company entered into a Credit Agreement ("Credit Agreement") with Chase Manhattan Bank for an additional borrowing of $5 million. The Credit Agreement contains covenants substantially identical to those in the Revolving Credit Facility. The Credit Agreement was repaid on September 29, 1997 with proceeds from the Notes.

         The Revolving Credit Facility provides for semi-annual borrowing base redeterminations as well as certain restrictions, including limitations on additional indebtedness, payment of dividends and maintenance of an interest coverage ratio. As of September 30, 1997, the Company was not in compliance with one of its financial covenants, however such non-compliance has been waived by its lenders. In connection with such waiver, the interest rates under the Revolving Credit Facility was amended to be LIBOR plus 2.75% or Base Rate plus 1.25%, at the Company's option.

         At September 30, 1997, $30 million was outstanding under the Revolving Credit Facility at interest rates ranging from 7.375% to 7.4375% per annum.

     NOTES

         On September 29, 1997, the Company issued $120 million of Notes due 2004 at an annual interest rate of 10.75%. The proceeds were used to repay $93 million of outstanding indebtedness under the Revolving Credit Facility and Credit Agreement and to purchase $24 million of securities which were escrowed to pay interest on the Notes. The Notes contain customary covenants, including limitations on the incurrence of additional indebtedness, restricted payments and the establishment of certain liens.

(6)  CRUDE OIL HEDGING ACTIVITIES

         During the first quarter of 1996, the Company entered into crude oil price swaps with an affiliate of one of its lenders. While the swaps are intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price. The crude oil price swaps qualify as hedges; and as long as they correlate with production based on engineering estimates, any gains and losses will be recorded when the related oil production has been delivered. Gains and losses on closed crude oil price swap agreements will be deferred and amortized over the original term of the agreement. Should the crude oil price swaps cease to be recognized as a hedge, subsequent changes in value will be recorded in the statement of operations. At September 30, 1997, the crude oil price swap agreements incorporated one million barrels ("MMBbl") of oil volumes from April through December 1997 at a weighted average price of $15.92 per Bbl and 1.75 MMBbl of oil volumes from January through December 1998 at a weighted average price of $15.92 per Bbl. On April 1, 1997, the swaps went into effect and quarterly settlements began between the Company and an affiliate of one of its lenders. During the period June 30 through September 30, 1997, Brent crude oil prices averaged $18.61 per barrel resulting in a reduction in oil and gas revenues of $895,000. The related deferred charge of $1.8 million is being amortized against oil and gas revenues as the hedged volumes expire, resulting in amortization of $434,000 being recorded during the nine months ended September 30, 1997.

         Based on current production estimates, the Company anticipates producing approximately 900,000 barrels of oil during 1997; therefore, approximately 100,000 barrels of the crude oil price swap agreement for 1997 is considered under current accounting literature to be speculative and a loss of $2,500 and $275,000 has been recorded in the statement of operations during the three months and nine months, respectively, ended September 30, 1997 to reflect the fair market value of the speculative position at September 30, 1997.

         At the same time, the Company sold to an affiliate of one of its lenders an option to purchase 1.25 MMBbl of aggregate oil volumes from January through December 1999 at a price of $18.30 per barrel. The Company has accounted for the swap option separately as it does not qualify as a hedge. At September 30, 1997, the Company estimates the liability associated with this position to be $1.2 million. During the period April 1 through September 30, 1997, the liability was decreased by $550,000 to reflect the decreased cost the Company would incur if it chose to settle the swap option. The decrease has been recognized in the statement of operations.

         The estimated fair market value of the swap and the swap option at October 3, 1997, is $7,960,000 and $1,425,000 respectively.

(7)  REVENUE RECOGNITION

         The Company recognizes revenues at the time of transfer to the purchaser; however, crude oil inventory is recorded at the cost of production and related depletion upon transfer to the floating production, storage and offloading vessel.


(8)  FOREIGN TRANSLATION GAIN/LOSS

         The Company follows SFAS 52, "Foreign Currency Translation", which requires that business transactions and foreign operations recorded in a foreign currency be restated in U.S. dollars, which is the Company's functional currency. Revenues and expenses are translated at an average exchange rate for the month. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. During both the three months and nine months ending September 30, 1997, currency translations resulted in a loss of $1,850,000.

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

         Interest in connection with expenditures on major exploration projects is capitalized. During the three months and nine months ending September 30, 1997, $242,000 and $733,000, respectively, of interest was capitalized as compared to $0 and $1.6 million, respectively, for the three months and nine months ended September 30, 1996.

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

         The Company and its subsidiaries follow the full cost method of accounting for their investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred. Properties in the pool are depleted and charged to operations utilizing the unit-of-production method based on the ratio of current production to total proved oil and natural gas reserves.

RESULTS OF OPERATIONS

   Three Months Ended September 30, 1997, Compared with Three Months Ended September 30, 1996.

         The Company's net loss of $ 4.3 million or $ 0.17 per share for the three months ended September 30, 1997, increased from the Company's net loss of $669,000 or $0.03 per share for the three months ended September 30, 1996, primarily due to the commencement of production operations on February 1, 1997, net of related costs, offset by increased interest expense due to higher debt levels, a foreign exchange loss and higher salaries and wages and administrative expenses.

         The Company's total revenues for the three months ended September 30, 1997, were $10.3 million as compared to $138,000 for the three months ended September 30, 1996. Oil and gas revenues were $10.2 million and interest income was $68,000 for the current period as compared to $138,000 of interest income during the corresponding period in 1996.

         Production volumes for the third quarter of 1997, before royalties, were 236,026 barrels of oil and 3,944,487 MCF of gas.

         Operating expenses incurred for the three months ended September 30, 1997, were $7.5 million as compared to no operating expenses previously.

         Depreciation, depletion and amortization expense recorded for the three months ended September 30, 1997, was $5.4 million as compared to $16,000 for the three months ended September 30, 1996. This increase is due to the commencement of production during February 1997.

         Interest expense of $2.0 million for the three months ended September 30, 1997, increased compared to $241,000 for the three months ended September 30, 1996. This increase is due primarily to an increase in borrowings as well as the amortization of deferred financing costs. Salaries and wages and general and administrative expenses of $257,000 and $969,000, respectively, for the three months ended September 30, 1997, increased compared to $150,000 and $552,000, respectively, for the three months ended September 30, 1996. This increase is primarily due to the capitalization of a greater portion of salaries and wages and costs in 1996 compared to 1997. Additionally, there was an increase in personnel during the third and fourth quarters of 1996 resulting in higher administrative costs for 1997 compared to 1996.

         During the three months ended September 30, 1997, $242,000 of interest expense was capitalized to unproved properties.

         The foreign exchange loss of $1,850,000 primarily reflects the impact of the decline in value of the Thai baht on the Company's receivables during the third quarter of 1997.

Nine Months Ended September 30, 1997, Compared with Nine Months Ended September 30, 1996.

         The Company's net loss of $9.0 million, or $0.35 per share for the nine months ended September 30, 1997, increased from the Company's net loss of $3.3 million, or $ 0.14 per share for nine months ended September 30, 1996. The increase in net loss is primarily due to interest expense caused by higher debt levels, a foreign exchange loss, higher salaries and wages and administrative expenses, offset by the recognition of a tax benefit and revenues associated with the commencement of production, net of related costs.

         The Company's total revenues for the nine months ended September 30, 1997, were $26.0 million as compared to $158,000 for the nine months ended September 30, 1996. Oil and gas revenues were $25.8 million and interest income was $0.2 million for the current period as compared to interest income of $158,000 during the nine months ended September 30, 1996.

         Production volumes for the nine months ended September 30, 1997, before royalties, were 586,904 barrels of oil and 9,436,471 MCF of gas, compared to no production volumes previously.

         Operating expenses incurred for the nine months ended September 30, 1997, were $17.1 million as compared to no operating expenses previously.

         Depreciation, depletion and amortization expense recorded for the nine months ended September 30, 1997, was $13.2 million as compared to $20,000 for the nine months ended September 30, 1996. This increase is due to the commencement of production during February 1997.

         Interest expense of $4.6 million for the nine months ended September 30, 1997, increased compared to $643,000 for the nine months ended September 30, 1996. This increase is due to an increase in borrowings and the amortization of deferred financing costs. Outstanding debt at September 30, 1997, was $150 million as compared to $2 million at September 30, 1996.

         Salaries and wages and general and administrative expenses of $837,000 and $3.2 million, respectively, for the nine months ended September 30, 1997, increased compared to $273,000 and $772,000, respectively, for the nine months ended September 30, 1996. This increase is primarily due to the capitalization of a greater portion of salaries and wages and costs in 1996 compared to 1997. Additionally, there was an increase in personnel during the third and fourth quarters of 1996 resulting in higher administrative costs for 1997 compared to 1996.

         During the nine months ended September 30, 1997, $733,000 of interest expense was capitalized to unproved properties as compared to $1.6 million capitalized to unproved properties during 1996.

         The foreign exchange loss of $1,850,000 primarily reflects the impact of the decline in value of the Thai baht on the Company's receivable during the third quarter of 1997.

         As a result of the initial public offering in June 1996, the Company became a taxable entity and recorded a one-time charge of $1,921,000, representing the difference between the book and tax basis of its foreign oil and gas properties.


LIQUIDITY AND CAPITAL RESOURCES

         On September 20, 1996, the Company entered into a $150 million Revolving Credit Facility with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999, and had an initial borrowing base limitation of $60 million. The Revolving Credit Facility is secured by the stock of certain subsidiaries of the Company.

         On February 25, 1997, the Company entered into a Credit Agreement with Chase for an additional borrowing of $20 million. This Credit Agreement contained covenants substantially identical to those in the Revolving Credit Facility.

         On April 29, 1997, the borrowing base in the Revolving Credit Facility was redetermined to $120 million. As a result, the Company repaid the amount due under the Credit Agreement with additional borrowings under the Revolving Credit Facility.

         On September 8, 1997, the Company entered into a Credit Agreement with Chase for an additional borrowing of $5 million. This Credit Agreement contained covenants substantially identical to those in the Revolving

Credit Facility. On September 29, 1997, the Company repaid the borrowing under the Credit Agreement with proceeds from the Notes.

         On September 29, 1997, the Company issued $120 million of Notes due October 1, 2004. The net proceeds from this offering were used to repay $93 million of outstanding debt under the Revolving Credit Facility and the Credit Agreement and purchase a portfolio of U.S. Government obligations of approximately $24 million, which is sufficient to provide for payment in full when due of the first four scheduled interest payments on the Notes.

         The borrowing base limitation under the Revolving Credit Agreement was reset at $60 million upon the completion of the Note offering. At September 30, 1997, $30 million was outstanding under the Revolving Credit Facility at interest rates ranging from 7.375% to 7.4375%.

         Since the completion of its recent Note offering, the Company has been funding its operations from internally generated cash flow and additional borrowings under its Revolving Credit Facility, under which $16 million was available at November 10, 1997. As of September 30, 1997, the Company was not in compliance with one of its financial covenants, however such non-compliance has been waived by its lenders. The Company is currently in the process of arranging an amended Revolving Credit Facility, subject to final approval of certain of its lenders and completion of satisfactory documentation, to provide for a fixed borrowing base of $150 million until September 30, 1998 (or on the completion of certain new financings or other specified events, if earlier). The amended facility will provide that the Company pay interest at rates based on a margin of 1.75% over LIBOR for the first $60 million outstanding and a margin of 2.75% over LIBOR for additional outstandings. Alternatively, the Company may pay a margin over prime rate of 0.25% and 1% respectively, for similar levels of borrowings. As of September 30, 1998 and semi-annually thereafter, the borrowing base will be redetermined by the lenders on customary industry terms based upon the Company's then current reserve base. Bank borrowings in excess of the redetermined borrowing base, if any, will have to be repaid over a six month period subsequent to the redetermination.

         The Company makes, and will continue to make, substantial capital expenditures for the exploration, development and production of oil and natural gas reserves. For 1998, the Company currently expects capital expenditures to be in the range of $110 million to $120 million. Over the next 24 months, the Company expects to expend approximately $114 million to fabricate production facilities for the Benchamas Field. The Benchamas expenditures account for a substantial portion of the 1998 spending estimate. The Company also expects to spend additional monies over the next several years to support additional exploration and development activities in Block B8/32. The Company has been funding and expects to continue to fund these activities during the remainder of 1997 with net cash flow from operations and additional bank borrowings, assuming the Revolving Credit Facility is amended as described above. However, in order to continue to fund these activities at the current or higher levels, the Company will have to raise substantial additional funds, the cost of some of which may be higher than the Company's current cost of funds. The Company believes it can raise adequate funds at an acceptable cost to permit it to meet its capital commitments.

         All of the Company's gas revenues are denominated in Thai Baht (See "Market conditions and Changing Oil and Gas Prices" and "Foreign Currency Fluctuations"). For many years, the Baht was linked to a basket of currencies in which the U.S. dollar predominated, however since July 2, 1997, the value of the Baht has been determined by market forces and its value has subsequently declined against the U.S. dollar by approximately 50%. However, the Company's gas sales agreement with the Petroleum Authority of Thailand ("PTT") contains an adjustment factor which insulates the Company from much of the impact of the declining value of the Baht. The Company believes that these reductions should be substantially recouped over time based upon other adjustment factors in the Gas Sales Agreement.

MARKET CONDITIONS AND CHANGING OIL AND GAS PRICES

         The revenues expected to be generated by the Company's future operations will be highly dependent upon the prices of, and demand for, oil and natural gas. Natural gas produced from the Company's Tantawan Field is subject to the Gas Sales Agreement with PTT, as prices are subject to semi-annual adjustment (or more frequent adjustments under certain circumstances) based on movements in, among other things, inflation, oil prices and the Thai Baht/U.S. Dollar exchange rate. The price received by the Company for its oil production and the level of production will depend on numerous factors beyond the Company's control, including the condition of the world economy, political and regulatory conditions in Thailand and other oil and gas producing countries, and the actions of the Organization of Petroleum Exporting Countries.

         In early July the Company had its first oil lifting from the Tantawan Field and sold 278,000 barrels of oil pursuant to a Memorandum of Understanding ("MOU") with PTT. In October, the Company and the other concessionaires received permission from the Department of Mineral Resources to export crude oil produced from Block B8/32 and sold its second oil lifting for U.S. dollars to a third party purchaser for export. The Company expects that the concessionaires will continue to sell their crude oil for U.S. dollars to a number of purchasers at market prices. As a result, the Company expects that the MOU with PTT will be terminated.

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

FOREIGN CURRENCY FLUCTUATIONS

         The Company does not currently hold significant amounts of cash, cash equivalents, long-term financial instruments or investments denominated in foreign currencies. However, all of its gas revenues are denominated in Thai Baht. For many years, the Thai Baht/U.S. dollar exchange rate has been stable, as the Baht was linked to a basket of currencies, primarily the U.S. Dollar. On July 2, 1997 the Thai government decided to allow the value of the Baht to be determined by market forces. Since the announcement, the value of the Thai Baht has declined against the U. S. dollar by approximately 50%. The Company's gas sales agreement contains an adjustment factor which insulates the Company from much of the impact of the declining value of the Baht. The Company believes that these reductions in revenue should be substantially recouped over time based upon other adjustment factors in the Gas Sales Agreement.

         The Company will also consider instruments intended to mitigate the foreign currency risks associated with such revenues through currency rate hedging transactions such as options, futures or other derivative financial instruments. The Revolving Credit Facility imposes certain limitations on such transactions.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's ability to develop its oil and gas reserves, the Company's need for and availability of substantial additional capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, local economic conditions, fluctuations in foreign currencies and the ability of the

Company to implement its business strategy. These factors are discussed in more detail in the Company's most recent Annual Report on Form 10-K.

PART II----OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

              4(a) Indenture dated as of September 29, 1997 among Rutherford-Moran Oil Corporation, the Subsidiary Guarantors named therein and Bank of Montreal Company, as Trustee
              4(b)  Registration Rights Agreement dated as of September 29, 1997

              27    Financial Data Schedule

         (b)   Reports on Form 8-K

               During the three month period ended June 30, 1997, no reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:                                    RUTHERFORD-MORAN OIL CORPORATION

                                          By:  /s/  DAVID F. CHAVENSON
                                               ---------------------------------
                                               David F. Chavenson
                                               Vice President, Finance and Chief
                                               Financial Officer and Treasurer

                               INDEX TO EXHIBITS

Exhibit
Number                             Exhibit
-------                            -------
 4(a)                    Indenture dated as of September 29, 1997 among
                         Rutherford-Moran Oil Corporation, the Subsidiary
                         Guarantors named therein and Bank of Montreal Company
                         as Trustee
 4(b)                    Registration rights Agreement dated as of September
                         29, 1997
 27                      Financial Data Schedule