Form 10-K
period 1997-12-31
RUTHERFORD-MORAN OIL CORP
filed 1998-03-30
CIK 1012884

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X            No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998 was $158,316,476 based upon the average bid and asked price on such date of $24.0625 per share.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                                                        NUMBER OF SHARES OUTSTANDING
             TITLE OF EACH CLASS                             AT MARCH 25, 1998
             -------------------                        ----------------------------
        Common Stock, $0.01 par value                            25,614,000

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement pertaining to the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
================================================================================

                        TABLE OF ADDITIONAL REGISTRANTS

     Each of the following subsidiaries of Rutherford-Moran Oil Corporation, and each other subsidiary that is or becomes a guarantor of the 10 3/4% Senior Subordinated Notes Due 2004 of the Company, is hereby deemed to be a registrant.

                                                                                                I.R.S.
                                                       STATE OR OTHER       INDUSTRIAL         EMPLOYER
                                                       JURISDICTION OF    CLASSIFICATION    IDENTIFICATION
                        NAME                            INCORPORATION         NUMBER            NUMBER
                        ----                           ---------------    --------------    --------------
Thai Romo Limited....................................  Kingdom of              1311           76-0435668
                                                       Thailand
Thai Romo Holdings, Inc..............................  Delaware                1311           76-0511017
Rutherford-Moran Exploration Company.................  Delaware                1311           76-0321674

     Rutherford-Moran Oil Corporation (the "Company") is a holding corporation that owns all of its assets and conducts all of its business through its subsidiary, Thai Romo Limited ("Thai Romo") and its affiliate, B8/32 Partners, Ltd. ("B8/32 Partners"), each a company existing under the laws of Thailand. The Company is the parent company of Rutherford-Moran Exploration Company ("RMEC") and Thai Romo Holdings, Inc. ("TRH"), which collectively own the outstanding shares of Thai Romo, except for certain nominal interests. Thai Romo owns 46.34% of B8/32 Partners. No separate financial information for RMEC, TRH, Thai Romo or B8/32 Partners has been provided or incorporated by reference in this report because: (1) the Company does not itself conduct any operations, but rather all operations of the Company and its subsidiaries are conducted by Thai Romo and B8/32 Partners; (ii) the Company has no material assets other than its ownership in RMEC, TRH, Thai Romo and B8/32 Partners; and (iii) substantially all of the assets and liabilities shown in the consolidated financial statements of the Company are located in RMEC, TRH, Thai Romo and the Company's proportionate interest in B8/32 Partners.

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
Part I.      Items 1. and 2. Business and Properties...............................    1
                       General.....................................................    1
                       History of Block B8/32......................................    1
                       Regional Geology............................................    2
                       Current Fields and Prospects................................    3
                       Production Facilities.......................................    3
                       Marketing and Contracts.....................................    4
                       Thai Concession Terms.......................................    5
                       Joint Operating Agreement...................................    6
                       Business Conditions.........................................    6
                       Primary Customers...........................................    7
                       Oil and Gas Properties......................................    7
                       Reserves....................................................    7
                       Acreage and Productive Wells................................    8
                       Drilling Activity...........................................    9
                       Thailand Taxes..............................................   11
                       Competition.................................................   11
                       Employees...................................................   11
                       Offices.....................................................   12
             Item 3.   Legal Proceedings...........................................   12
             Item 4.   Submission of Matters to a Vote of Security Holders.........   12
Part II.     Item 5.   Market for Registrant's Common Equity and Related
                       Stockholder
                       Matters.....................................................   12
             Item 6.   Selected Financial Data.....................................   12
             Item 7.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...................................   13
                       Introduction................................................   13
                       Overview....................................................   14
                       Results of Operations.......................................   16
                       Liquidity and Capital Resources.............................   17
                       Year 2000...................................................   18
                       Foreign Currency Fluctuation and Repatriation...............   19
                       Effects of Inflation........................................   19
                       Changing Oil Prices.........................................   19
                       SFAS 130, 131 and 132.......................................   20
             Item 8.   Financial Statements and Supplementary Data.................   20
             Item 9.   Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure....................................   39
Part III.    Item 10.  Directors and Executive Officers of the Registrant..........   39
             Item 11.  Executive Compensation......................................   39
             Item 12.  Security Ownership of Certain Beneficial Owners and
                       Management..................................................   39
             Item 13.  Certain Relationships and Related Transactions..............   39
Part IV.     Item 14.  Exhibits, Financial Schedules and Reports on Form 8-K.......   40

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

     The Company was a private concern until June 1996 when it completed an initial public offering (the "Offering"). Since April 1996, Rutherford-Moran Oil Corporation has been the parent company of Rutherford-Moran Exploration Company ("RMEC") and Thai Romo Holdings, Inc. ("TRH"). RMEC and TRH collectively own the outstanding shares of Thai Romo except for certain nominal interests. During June 1996, RMOC sold 16% of its common stock in the Offering, in conjunction with the consummation of the exchange of RMEC common stock and Thai Romo interests for common stock of RMOC, (the "Exchange").

     Thai Romo is one of four original concessionaires in Block B8/32 (sometimes referred to as the "Block" or the "Concession"), currently covering approximately 734,300 acres in the central portion of the Gulf of Thailand. Currently, subsidiaries or affiliates of Pogo Producing Company ("Pogo"), The Sophonpanich Co. Limited ("Sophonpanich") and B8/32 Partners are the other concessionaires (together, the "Concessionaires") in the Block.

     As of December 31, 1997, the Company had net proved reserves of approximately 358 BCFE in the Tantawan and Benchamas Fields and the Maliwan Area. Oil and gas production from the Tantawan Field commenced in February 1997, and development is underway at the Benchamas Field. Appraisal wells drilled by the Concessionaires in three areas within the Block (Tantawan, Benchamas and Pakakrong) have tested at commercial flow rates of hydrocarbons and established the potential for significant additional reserves in those areas. While testing did not occur at any of the four wells drilled in the Maliwan Area, the results of those wells indicated geological and reservoir properties substantially similar to these other established areas. The Concessionaires have entered into a 30 year Gas Sales Agreement (the "GSA") with the Petroleum Authority of Thailand ("PTT") to sell natural gas from the Tantawan and Benchamas Fields. The Company sells its oil into the spot market to a variety of potential purchasers in Thailand and other Asian countries.

     On January 22, 1998, the Company announced that it intends to explore various strategic alternatives regarding the ongoing development of its interest in the Block. Such alternatives include the possible merger or sale of the Company.

     The Company's principal executive offices are located at 5 Greenway Plaza, Suite 220, Houston, Texas 77046 and the Company's telephone number is (713) 622-5555. Unless the context otherwise requires, reference to the business conducted by the Company or RMOC shall mean the business conducted by the Company or RMOC through its subsidiaries.

HISTORY OF BLOCK B8/32

     In August 1991, Thai Romo, Thaipo Limited ("Thaipo") and Maersk Oil (Thailand) Ltd. ("MOTL" or "Maersk") were awarded Petroleum Concession No. 1/2534/36 for Block B8/32 in the central portion of the Gulf of Thailand. Subsequent to the award, Sophonpanich became one of the Concessionaires by acquiring an interest in the Concession as a co-venturer. MOTL was designated as Operator of the Block pursuant to a Joint Operating Agreement among the Concessionaires.

     The Company originally owned a 31.67% interest in the Block. On December 19, 1996, RMOC, through its subsidiary, Thai Romo, exercised its preferential right to purchase 46.34% of the outstanding shares of MOTL and a Co-Concessionnaire in the Block owning 31.67% interest in the Block outside of the Tantawan

Field (Thai Romo had increased its interest in the Tantawan Field from 31.67% to 46.34% in 1995 through a previous purchase of MOTL's interest in that Field). On March 3, 1997, TRH, as Thai Romo's nominee under the Share Sales Agreement with Maersk, purchased its proportionate share of the outstanding shares of MOTL for approximately $28.6 million, which included approximately $1.6 million in satisfaction of outstanding debt. Following the purchase, MOTL changed its name to B8/32 Partners, Ltd. The remaining 53.66% of MOTL stock was purchased by Thaipo, a subsidiary of Pogo and by Palang Sophon Limited ("Palang") of Bangkok, Thailand, as successor to Sophonpanich. This acquisition increased RMOC's interest in the Concession outside of the Tantawan Field from the original 31.67% to 46.34%, and effectively resulted in a uniform 46.34% interest throughout the Block. At the same time, Thaipo was designated as operator for the remainder of the Block. Current interests in the Tantawan Field and the remainder of Block B8/32 are as follows:

                                                                   TANTAWAN FIELD
                                                                   --------------
Thaipo Limited..............................................           46.34%
Thai Romo Limited...........................................           46.34%
Palang Sophon Limited.......................................            7.32%

                                                              REMAINDER OF BLOCK B8/32
                                                                       ------
Thaipo Limited..............................................           31.67%
Thai Romo Limited...........................................           31.67%
B8/32 Partners Limited(1)...................................           31.66%
Palang Sophon Limited.......................................            5.00%

---------------

(1) B8/32 Partners Limited is owned by Thaipo, Thai Romo and Palang.

     On August 23, 1995, the Thai Petroleum Committee and the Ministry of Industry designated approximately 68,000 acres as a production license area to Thaipo, on behalf of the Tantawan Concessionaires. Similar production licenses have since been granted for 101,000 acres in the Benchamas Field/Pakakrong Area and for 91,000 acres in the Maliwan Area.

     In accordance with the Thai Petroleum Act, the Concessionaires relinquished 50% of the exploration acreage of the Block on August 1, 1995 and approximately 50% of the remaining acreage on August 1, 1997. Relinquishment excluded production licenses in the aforementioned Tantawan, Benchamas/Pakakrong, and Maliwan areas for which production approvals had been granted. In May 1997, Thai Romo and its partners received an extension of the exploration period in the Block until July 31, 2000 from the Department of Mineral Resources. Most of this remaining acreage can be retained after July 2000 through payment of annual lease rentals.

REGIONAL GEOLOGY

     Block B8/32 is located on the western side of the Pattani Basin, which is believed to have developed as a result of the Permo-Triassic collision of the continents of India and Asia. The collision developed a tectonic regime in Thailand which formed a conjugate set of major strike-slip faults trending northwest to southeast and northeast to southwest together with a set of north to south trending normal faults. The regional strain field accompanying the shearing had a major component of east-west extension which created the Pattani Basin and its gas rich structures to the south (e.g., Erawan, Pailin and Satun). Management believes the Tantawan, Benchamas, and Maliwan Fields are a northern continuation of the same trend. The eastern boundary of Block B8/32 is located near the axis of the Pattani Basin. The Basin extends north-northeast through the eastern one-third of Block B8/32 and extends southward through Unocal's extensive holdings. The basin is bounded to the west by the Ko Kra Ridge, a dominant paleo high.

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

CURRENT FIELDS AND PROSPECTS

     From 1992 until December 31, 1997, the Company along with its co-concessionaires, have drilled 40 gross development wells and 35 exploratory wells in Block B8/32. Thirty-seven of the development wells and 20 exploratory wells have been successful. All of the development wells and 31 of the exploratory wells are successful or are being evaluated.

     The Company estimates it will invest a total of approximately $120 million during 1998 in connection with its capital expenditure programs, of which approximately 80% is budgeted for the development of the Benchamas Field. The actual expenditures on each project in the drilling and development program may vary from the Company's estimates as a result of the actual costs incurred and changes in the drilling and development program, including the acceleration of the development of certain projects and prospects based on actual drilling results, as well as the availability of additional capital to the Company.

PRODUCTION FACILITIES

     Under the development plan for the Tantawan Field, two platforms and production facilities were installed prior to first production in February 1997. A third production platform was installed during the third quarter of 1997, and a fourth platform was installed during the fourth quarter of 1997. The oil and natural gas are separated on each platform and processed on a Floating Production, Storage and Offloading vessel ("FPSO") which was delivered in December 1996. Oil is exported via tankers, and gas is discharged into a 33-mile spur pipeline owned by PTT. Production of oil and gas is currently from all four platforms.

     Platforms. The first two production platforms are four-pile, twelve slot units designed for drilling with either a jack-up or tender assisted rig. Wellhead fluids are separated at each production platform into three streams: high pressure gas, intermediate pressure gas and low pressure oil and water. As required, natural gas is drawn off the intermediate pressure system, compressed, and fed back down the wells to provide gas lift to optimize oil recovery. Hydrocarbons are fed into flowlines which run between each platform and a pipeline end manifold located at the FPSO. The third and fourth platforms are similar in design, but are both nine slot units.

     FPSO. The FPSO was used to facilitate an accelerated development of the Tantawan Field and provide present value benefits given the lack of an offshore oil pipeline infrastructure. The FPSO used for the Tantawan development is under the management of an affiliate of Single Buoy Moorings Inc. ("SBM"), one of the largest builders and operators of FPSO's. Another affiliate of SBM owns the vessel and leases it under a bareboat charter to another affiliate, Tantawan Production B.V., who in turn leases it under a Bareboat Charter Agreement (the "Charter") to Tantawan Services L.L.C. ("TS"), a company currently owned by Thaipo. All FPSO costs (including the vessel, detailed design engineering and all equipment purchased for the FPSO) were borne directly by SBM. The final cost of the installed and commissioned FPSO is being recovered by SBM in the bareboat charter day rate over the term of the Charter. The initial term of the Charter is for 10 years, subject to extension, with a commencement date of February, 1997. In addition, TS has a purchase option on the FPSO throughout the term of the Charter. TS has also contracted with another company, SBM Marine Services Thailand Ltd. ("FPSO Operator"), to operate the FPSO on a reimbursable basis throughout the initial term of the Charter. Performance of both the Charter and the agreement to operate the FPSO are non-recourse to TS and the Company. However, TS's performance is secured by a lien on any hydrocarbons stored on the FPSO and is guaranteed severally by each of the Tantawan Concessionaires. The Company's guarantee is limited to its percentage interest in the Tantawan Field.

     The FPSO production facilities include process facilities for separation and treatment of the produced fluids and compressors for gas. This equipment is very similar to that utilized on conventional fixed platforms, except for features that allow the equipment to function while subjected to the roll and pitch of the FPSO. The production system is capable of processing 150 MMcfd (expandable to 300 MMcfd) of natural gas, 50 MBPD of crude oil and condensate and 25 MBPD of produced water. Oil and condensate is processed to an export quality for storage on the FPSO and then offloaded to shuttle tankers. Natural gas is dehydrated and compressed for export via a 24 inch 33-mile spur pipeline. Water is cleaned to below 20 parts per million of oil in water and discharged overboard.

     The FPSO has sufficient storage for optimum offloading of oil to export tankers, as well as providing spare capacity in the event of unscheduled delays in tanker arrival. The storage capacity is 1,000 MBbl, of which 700 MBbl comprises saleable crude. 200 MBbl is required to store ballast water to control hull stresses and 100 MBbl will be used to store oily water which does not meet the discharge concentration criteria. Oil stored on the FPSO is offloaded periodically to export tankers using the tandem system where the tankers are moored end to end. Offtake tankers are provided by purchasers.

     The FPSO Operator is responsible for the operation and maintenance of the FPSO. Thaipo provides a limited number of crew members who handle platform and well operations. The crew members, along with the FPSO Operator's personnel, are housed on the FPSO.

     Benchamas Production Facilities. The initial plan of development for the Benchamas Field incorporates the installation of three satellite wellhead platforms, a central processing facility platform with a daily capacity of 150 MMcf of natural gas, 25 MBbl of oil and condensate and 25 MBbl of water and a living quarters platform. Full wellstream production will flow through a gathering system to the processing platform where the natural gas, oil and water will be separated. Any produced water will be treated to meet minimum specifications and discharged. Oil will be stored on a Floating, Storage and Offloading vessel ("FSO"), from which it will be periodically offloaded into offtake tankers. Since production at Benchamas is scheduled to commence in the third quarter of 1999, the Concessionaires are currently in the process of negotiating a lease for such an FSO vessel. As the central processing facility is sized to handle additional wellhead platforms, the Concessionaires contemplate that additional production facilities will be required to fully exploit the field.

     The natural gas will be dehydrated, metered and compressed for delivery through a 16-inch, 32-mile pipeline which will tie directly into the PTT pipeline which connects the Tantawan FPSO to the main trunk lines.

MARKETING AND CONTRACTS

     Gas Sales Agreement ("GSA"). Under the terms of the Concession, the Kingdom of Thailand has first priority to purchase natural gas produced from the Block. PTT is currently the sole purchaser of natural gas in Thailand and buys all gas at the well-head from private producers. PTT also maintains a monopoly over natural gas transmission and distribution in the country. The GSA was signed on November 7, 1995, requiring PTT to take, or pay for if not taken, a yearly aggregate amount from the Tantawan Concessionaires of at least 75 MMcfd of natural gas ("Daily Contract Quantity" or "DCQ") for the first year of production (which commenced in February 1997) rising to 85 MMcfd from October 1997 to August 1999 and thereafter based upon reserve additions at the Tantawan and Benchamas Fields. The GSA terminates on the earlier of (i) termination of the petroleum production period, (ii) the date when there are no field reserves remaining, or (iii) 30 years from the contractual delivery date.

     In November 1997, the GSA was amended to incorporate gas production from the Benchamas Field. At the time that Benchamas production commences and the Concessionaires complete a 72-hour production test, the minimum purchases will be increased from 85 MMcfd to 125 MMcfd. The price for Benchamas gas will be identical to that received for Tantawan Field gas production.

     The natural gas price is based on formulae which provide adjustments to the base price for natural gas on each April 1 and October 1. Adjustments will be made to reflect changes in (i) wholesale prices in Thailand, (ii) the U.S. producer price index for oil field machinery and tools, and (iii) medium fuel oil prices. Adjustment factors for oil field machinery and medium fuel oil prices are subsequently adjusted for Thai Baht/U.S. Dollar fluctuations. Payment is made monthly in Thai Baht. Gas price realizations for December 1997 were $1.64/MCF, and the average price realized for the year was $1.86/MCF.

     In early July 1997, the Company had its first oil lifting from the Tantawan Field and sold 278,000 barrels of oil for Thai Baht pursuant to a Memorandum of Understanding (the "MOU") with PTT. Subsequent to that lifting, the MOU was terminated and the Concessionaires received the right to export their oil on the spot market to any purchasers, provided the price exceeds that bid by PTT. As of December 31, 1997 the Company had sold two cargoes for U.S. Dollars on the spot market, and expects to continue to do so at market prices.

THAI CONCESSION TERMS

     Term. The Concession agreement provided for an exploration period of 6 years ending July 31, 1997, which may be renewed for an additional 3-year term upon agreement between the parties. At the end of the initial exploration term on July 31, 1997, Thai petroleum law permitted the government to grant, upon application by the Concessionaires, an additional three-year exploration term on up to 50% of the Concession acreage that had not been previously designated as a production area or relinquished, subject to agreement on certain terms and conditions. In May 1997, the Concessionaires received an extension of the exploration period, which will end on July 31, 2000, by agreeing to undertake a work program composed of a 3-D seismic survey and drilling two exploration wells, both of which must be completed by July 2000.

     Before the expiration of the exploration period, the Concessionaires may pay annual lease rentals to retain acreage subject to forfeiture. The Department of Mineral Resources sets the rentals on the date that the Concessionaires submit the application for payment of rentals.

     If production does not commence within four years of the designation of the production area, the production period will expire. The petroleum production period for producing areas is a 20-year period beginning on the last day of the exploration period, which 20-year period may be extended for 10 years upon agreement on the terms of the extension.

     Production Bonuses. Pursuant to the terms of the Concession agreement, the Concessionaires are required to make the following payments ("Production Bonuses") to the Ministry of Finance: (i) $2.0 million upon the first production of petroleum from the Block; (ii) $3.0 million when petroleum production from the Block reaches an average of 50,000 barrels of crude oil equivalent per day in any one calendar month; and (iii) $7.5 million when the petroleum production from the Concession area reaches an average of 100,000 barrels of crude oil equivalent per day in any calendar month. The Company paid to the Ministry of Finance in January 1997 the sum of $927,000 representing the Company's 46.34% share of the first Production Bonus.

     Royalties. The following table summarizes the monthly royalties required to be paid to the Thai government based on barrels of oil equivalent produced within Block B8/32 (natural gas is converted to an equivalent under the royalty using a ratio of 10 Mmbtu of natural gas to one barrel of oil):

                                                              PERCENT OF VALUE
                                                              OF PRODUCT SOLD
     MONTHLY VOLUME OF PRODUCT (IN EQUIVALENT BARRELS)          OR DISPOSED
     -------------------------------------------------        ----------------
Not exceeding 60,000........................................        5.00%
Portion exceeding 60,000 but not exceeding 150,000..........        6.25
Portion exceeding 150,000 but not exceeding 300,000.........       10.00
Portion exceeding 300,000 but not exceeding 600,000.........       12.50
Portion exceeding 600,000...................................       15.00

     Special Remuneratory Benefit ("SRB"). The Concessionaires must also pay an SRB, which is calculated annually on a concession-wide basis as a percentage of Annual Petroleum Profit (hydrocarbon revenues net of, among other things, royalties, Production Bonuses, capital expenditures and operating expenses). No SRB is payable if the block has no Annual Petroleum Profit after consideration of carryforwards. The SRB varies from zero to 75% of Annual Petroleum Profit, depending on the level of annual revenue per meter drilled in the Block. The Company does not anticipate paying any SRB's for the forseeable future in light of anticipated drilling activity.

     Termination and Revocation. The Concession agreement terminates (i) upon the termination of the petroleum production period; (ii) when the Effective Concession Area (as defined in the Concession) ceases to exist by virtue of the provisions of the Petroleum Income Tax Act B.E. 2514, which governs statutory percentage relinquishment, or through the voluntary relinquishment made by the Concessionaires; (iii) upon revocation of the Concession agreement; or (iv) upon termination of the Concessionaires' status as a juristic person (i.e., subject to the jurisdiction of Thai courts). Under the Thai Petroleum Act, the Ministry of Industry may revoke the Concession agreement if the Concessionaires (i) fail to pay the Production Bonuses, the royalties, the SRB or income taxes; (ii) become bankrupt; or (iii) fail to comply with good petroleum industry practice or to conduct petroleum operations with due diligence or violate certain other provisions of the Concession agreement or the Thai Petroleum Act. In addition, all production, storage and transportation equipment and facilities must be turned over to the Thai government at the end of the production term.

     Joint and Several Liability. Under the terms of the Concession agreement, each of the Concessionaires is jointly and severally liable for the obligations of the Concessionaires, including payment of income taxes, under the Concession.

     Currency Repatriation. The concession agreement allows the Concessionaires an unfettered right to retain and remit money abroad in foreign currency.

JOINT OPERATING AGREEMENT

     Tantawan. As a result of Maersk's decision not to participate in the development of the Tantawan Field, the Tantawan Concessionaires entered into a separate Joint Operating Agreement effective as of March 3, 1995, with regard to the operation of the Tantawan Field (the "Tantawan JOA"). Thaipo was designated as Operator. Subject to the supervision of the Operating Committee, the Operator has the exclusive right and is obligated to conduct all operations relating to the Tantawan Field, including but not limited to the preparation and implementation of proposed work programs, budgets and authorizations for expenditure, obtaining all requisite services and materials and providing to each of the Tantawan Concessionaires reports, data and information concerning the operation in the Tantawan Field. The Operating Committee consists of one representative of each Tantawan Concessionaire with the Operator as the Chairman. Each party has a percentage vote on the Operating Committee equal to its percentage interest. For information on the percentage interest of each party, see "Business and Properties -- History of Block B8/32". All decisions of the Operating Committee require the affirmative votes of two or more non-affiliated parties having an aggregate percentage interest of not less than 51%. The approval of the Operating Committee is required with regard to the general outline of all work programs, appraisal and development operations and the budgets pertaining to operations in the Tantawan Field.

     Remainder of Block B8/32. Thai Romo, Thaipo, MOTL and Palang are parties to the Joint Operating Agreement dated August 1, 1991 (the "JOA"). MOTL was appointed Operator for the Block. Terms and conditions under the JOA relating to the Operator and the Operating Committee are substantially similar to those in the Tantawan JOA, except all decisions of the Operating Committee require the affirmative votes of two or more non-affiliated parties having an aggregate percentage interest of not less than 60%. In March 1997, MOTL was sold to the Concessionaires. At that time, the Concessionaires executed a letter agreement appointing Thaipo as operator to replace MOTL and agreeing that operations under the JOA will be governed by the Tantawan JOA.

BUSINESS CONDITIONS

     Since the latter half of 1997, many countries in Southeast Asia, including Thailand, have experienced significant reductions in economic growth. The Company does not believe that this situation, even if prolonged, will significantly impact its business position. Natural gas produced in Thailand by the Company and other producers is primarily used for electrical power generation. The Company believes that its natural gas will displace either imported crude oil, lignite or imported natural gas as power generation feedstock, because domestic natural gas is cheaper to purchase, environmentally preferable and enables the government to retain its U.S. Dollars reserves during a period of economic uncertainty.

     As the Company has the right to export its crude oil to the highest bidder for U.S. Dollars, it does not believe that the recent events in Thailand and other countries in Southeast Asia will impact its ability to market crude oil.

PRIMARY CUSTOMERS

     All natural gas produced from the Tantawan Field is being sold to PTT, which maintains a monopoly gas transmission and distribution in Thailand.

     PTT is an agency of the Kingdom of Thailand, which has a Ba1 sovereign debt rating from Moody's Investors Services, Inc. and a BBB- sovereign debt rating from Standard & Poor's Corporation, both U.S. rating agencies.

     The Concessionaires are able to sell their crude oil to a variety of potential purchasers.

OIL AND GAS PROPERTIES

     The table below summarizes the Company's net proved oil (including condensate and crude oil) and natural gas reserves and discounted net present value ("NPV") by field as of December 31, 1997, as determined by Ryder Scott Company, independent petroleum reserve engineers. Oil has been converted at a ratio of 6 MCF of gas to 1 barrel of crude oil when presenting natural gas equivalents (MCFE):

                                                                      NPV BEFORE      % OF
                                 OIL      NATURAL GAS     TOTAL       INCOME TAX     TOTAL
            FIELD               (MBO)       (MMCF)       (MMCFE)     ($ IN 000'S)     NPV
            -----               ------    -----------    --------    ------------    ------
Tantawan......................   8,967       75,838      129,640        $37,407        59
Benchamas.....................  18,899       93,312      206,706         22,687        36
Maliwan.......................     956       16,157       21,893          2,846         5
                                ------      -------      -------        -------       ---
          Total...............  28,822      185,307      358,239        $62,940       100
                                ======      =======      =======        =======       ===

RESERVES

     The following table sets forth estimates of the net proved oil (including condensate and crude oil) and natural gas reserves of the Company at December 31, 1997, as determined by Ryder Scott Company.

                                    OIL(MBO)                          NATURAL GAS(MMCF)
                       ----------------------------------    -----------------------------------
                       DEVELOPED    UNDEVELOPED    TOTAL     DEVELOPED    UNDEVELOPED     TOTAL
                       ---------    -----------    ------    ---------    -----------    -------
Tantawan.............    7,021         1,946        8,967     60,193         15,645       75,838
Benchamas............       --        18,899       18,899         --         93,312       93,312
Maliwan..............       --           956          956         --         16,157       16,157
                         -----        ------       ------     ------        -------      -------
  Total Company......    7,021        21,801       28,822     60,193        125,114      185,307
                         =====        ======       ======     ======        =======      =======

                                                         NATURAL GAS EQUIVALENTS(MMCFE)
                                                       -----------------------------------
                                                       DEVELOPED    UNDEVELOPED     TOTAL
                                                       ---------    -----------    -------
Tantawan..............................................  102,319        27,321      129,640
Benchamas.............................................       --       206,706      206,706
Maliwan...............................................       --        21,893       21,893
                                                        -------       -------      -------
          Total Company...............................  102,319       255,920      358,239
                                                        =======       =======      =======

     The Company has not filed any different estimates of its December 31, 1997 reserves with any federal agency.

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

     The following table sets forth, at December 31, 1997, the discounted net present value attributable to the Company's estimated net proved reserves at that date as estimated by Ryder Scott Company, the Company's independent petroleum reserve engineers:

                                         TANTAWAN    BENCHAMAS    MALIWAN      TOTAL
                                         --------    ---------    --------    --------
                                                (IN THOUSANDS OF U.S. DOLLARS)
Future cash inflows....................  $285,994    $483,015     $ 45,021    $814,030
Future production costs................  (207,576)   (121,328)      (6,256)   (335,160)
Future development costs...............   (29,337)   (196,513)     (20,941)   (246,791)
                                         --------    --------     --------    --------
Future net cash inflows................    49,081     165,174       17,824     232,079
Discount at 10% per annum..............   (11,674)   (142,487)     (14,978)   (169,139)
                                         --------    --------     --------    --------
Present value of future net cash flows,
  before income taxes..................  $ 37,407    $ 22,687     $  2,846    $ 62,940
                                         ========    ========     ========    ========

     In computing this data, assumptions and estimates have been utilized, and no assurance can be given that such assumptions and estimates will be indicative of future economic conditions. The future net cash inflows are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on December 31, 1997 economic conditions. The estimated future production is based on prices the Company estimated it would have received at December 31, 1997, except where fixed and determinable price escalations or oil hedges are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on December 31, 1997 cost levels, but not for debt service and general and administrative expenses.

ACREAGE AND PRODUCTIVE WELLS

     The following table sets forth the Company's developed and undeveloped acreage position at December 31, 1997. A net acre is deemed to exist when the sum of fractional ownership of working interest in gross acres equals one:

                                    DEVELOPED          UNDEVELOPED
                                     ACREAGE             ACREAGE              TOTAL
                                  --------------      --------------      --------------
                                  GROSS     NET       GROSS     NET       GROSS     NET
                                  -----    -----      -----    -----      -----    -----
                                  (IN THOUSANDS)      (IN THOUSANDS)      (IN THOUSANDS)
Gulf of Thailand................   67.9     31.5      666.4    308.8      734.3    340.3

     At December 31, 1997, the Company owned interests in the following wells capable of production pending completion and installation of production facilities. The number of net wells is the sum of fractional ownership of working interest owned directly by the Company in gross wells expressed as whole numbers and percentages thereof:

                                                              GROSS    NET
                                                              -----    ----
Oil and Gas Wells...........................................   57      26.4

     The above well count does not include 14 wells (6.5 net) that are currently under evaluation.

DRILLING ACTIVITY

     The following table sets forth the number of gross and net successful and dry development wells and exploratory wells drilled by the Company during the years indicated.

                                           GROSS             GROSS             NET              NET
                                        DEVELOPMENT       EXPLORATORY      DEVELOPMENT      EXPLORATORY
                                           WELLS             WELLS            WELLS            WELLS
                                      ----------------  ---------------  ---------------  ----------------
                YEAR                  SUCCESSFUL   DRY  SUCCESSFUL  DRY  SUCCESSFUL  DRY  SUCCESSFUL  DRY
                ----                  ----------   ---  ----------  ---  ----------  ---  ----------  ----
1997................................      18        --           9    3         8.3   --         4.2   1.4
1996................................      15        --           9   --         7.0   --         4.2    --
1995................................       7        --           4   --         3.2   --         1.9    --
1994................................      --        --           5   --          --   --         2.3    --
1993 and prior......................      --        --           4    1          --   --         1.9   0.5
                                          --       ---  ----------  ---  ----------  ---  ----------  ----
          Total.....................      40        --          31    4        18.5   --        14.5   1.9
                                          ==       ===  ==========  ===  ==========  ===  ==========  ====

  Tantawan

     Through December 31, 1997, the Company has participated in drilling a total of 34 development and 14 exploration wells in the Tantawan Field. Of the 48 total wells, 40 are deemed capable of commercial flow rates while 8 wells are being evaluated. All of these successful wells were drilled in the southern portion of the Tantawan Field and have encountered an average of 178 feet of net hydrocarbon pay. As of December 31, 1997, net proved reserves for the Tantawan Field were 129.6 Bcfe.

     In August 1996, the Company set its "A" and "B" twelve slot production platforms and mobilized two drilling rigs to tie-back and complete a total of 19 wells. To facilitate moving the natural gas and crude oil to market, the operator participated in a long-term lease for an oceangoing tanker, the T/T Bayern, the only FPSO vessel in the Gulf of Thailand. The vessel, recommissioned as the Tantawan Explorer, was delivered in December 1996.

     During 1997, Thai Romo and its partners installed the nine slot "C" platform and production commenced from it during the fourth quarter of 1997. Also during that quarter, the Concessionaires installed the nine slot "D" platform and began drilling and completing development wells. Production from these wells commenced in February 1998.

  Benchamas

     In January 1997, the Concessionaires submitted a plan of development to the Thai government and applied for approval to produce oil and gas from the Benchamas Field and part of the Pakakrong area. In June 1997, the Concessionaires received a production license covering approximately 101,000 acres from the Ministry of Industry in these areas. The Company believes this is the largest production license area ever awarded in the Gulf of Thailand.

     Through December 31, 1997, the Company has participated in drilling a total of 11 exploration wells and 6 development wells in the Benchamas Field, all of which were hydrocarbon bearing and 15 of which were considered to be capable of commercial flowrates, while 2 are under evaluation. The wells encountered an average of 222 feet of net hydrocarbon pay. As of December 31, 1997, net proved reserves for the Benchamas Field were 206.7 Bcfe. The Company expects to conduct an active program of development drilling in the Benchamas Field in 1998 with first production expected to commence in the third quarter of 1999.

     The Benchamas Field phase one plan of development calls for the construction and installation of:

     - Central process/compression platform,

     - Living quarters/utilities platform,

     - Wellhead platforms 'A' 'B', and 'C',

     - Platform interconnecting bridges at wellhead platform 'A',

     - 16 inch, 32 mile gas sales tie-in pipeline and infield flowlines,

     - Floating storage and offloading vessel.

     The central process/compression platform will be a large eight-leg structure located adjacent to wellhead platform 'A'. Its primary function will be to separate the produced wellstreams into three components -- oil, gas, and water -- and to prepare the gas for entry into PTT's sales pipeline. Produced oil will be prepared for delivery through the oil pipeline into the FSO vessel. Produced water will be treated and discharged. The FSO will provide sufficient storage for optimal offloading of oil to export tankers, as well as providing spare capacity in the event of delays in tanker arrival. The Concessionaires are currently negotiating for a ten year bareboat charter and related operating agreement for a ship with a capacity of approximately 1.35 million barrels.

     The living quarters/utilities platform will also be a part of the central complex. It will be bridge connected to the central process/compression platform opposite wellhead platform 'A'. The platform will be a large four-pile platform containing a multi-story 60-man accommodation module, a power generation module and utility systems to support both the quarters facilities and the process platform.

     The three wellhead platforms will be set in the vicinity of the Benchamas Nos. 1, 3, and 12 wells. Wellhead platforms 'A', 'B', and 'C' will be four-pile jackets and have twelve, sixteen and six well conductors, respectively. All three platforms can accommodate either a jack-up or platform rig.

     Flowlines will bring segregated production from the wellhead platforms to the central process/compression platform for final separation, dehydration, compression, and measurement. The production facilities have been designed to handle up to 150 MMcf and 50 MBbl of produced liquids per day through a single separation train. The crude oil and condensate will flow to the FSO. Based on test data, the Benchamas Field is expected to produce a sweet, light crude oil/condensate blend with a moderate paraffin content. The average CO(2) content of the natural gas produced during the various drill stem tests was 7.8%.

     The Concessionaires expect that the gross cost of this development (drilling and facilities) to be approximately $400 million and have awarded construction contracts to Nippon Steel Company and Hyundai Heavy Industries Ltd. for the wellhead platforms and central process/compression platform, respectively. The wellhead platforms have been designed to accept either a jack-up rig or a low cost, tender assisted rig with the capability of drilling directional wells to a depth of 13,000 feet measured depth.

     Projected Drilling and Completion Program. Plans for the drilling of wells in the initial development phase are based on the utilization of only one drilling rig. The Concessionaires have signed a letter of intent with a contractor to utilize a tender assisted rig. The majority of the development wells at Benchamas Field will be drilled using slim hole drilling and completion technology and should result in significant cost savings over conventional programs.

     Estimated Project Timing. Production from Benchamas phase one development is projected to commence during the third quarter of 1999. The producing life of phase one reserves is estimated at 15 years. Future production rates may be more or less than estimated because of changes in project timing, reservoir performance or market conditions.

     The Company believes that additional drilling will be required to fully develop the Benchamas Field, however additional geological and geophysical assessment must occur before such development is undertaken.

  Maliwan

     During 1997, four exploration wells were drilled in the Maliwan area, located between the Tantawan and Benchamas Fields. All wells encountered hydrocarbons with 2 deemed successful and 2 under evaluation. The wells encountered an average of 129 feet of net hydrocarbon pay. In July 1997, the Concessionaires made formal application for a production license. The Concessionaires received a 91,000 acre production license in November 1997. As of December 31, 1997, net proved reserves for the Maliwan 2 and 4 were 21.9 BCFE. The Company also expects to have an active drilling program in the Maliwan area during 1998.

  Pakakrong

     In late 1995, a 100 square mile 3-D seismic survey of the Pakakrong prospect was acquired, processed and interpreted. The prospect is centered 8.5 miles southwest of the Benchamas-1 well. Production tests in the two Pakakrong wells drilled in early 1996 have established potential commercial reservoirs at depths considerably shallower than found to date elsewhere within the Block. Both wells are currently under evaluation. The production license awarded for the Benchamas Field includes a portion of Pakakrong.

     Drill stem tests ("DST") conducted on the Pakakrong-1 yielded cumulative flow rates of 25.5 MMcfd of natural gas and 0.7 Mbpd of oil or condensate. Three DSTs were conducted in the Pakakrong-2 well. Two of the tests conducted across intervals at 7,400 feet and 7,640 feet produced approximately 60% and 80%, respectively, of CO(2). The third test, conducted at a depth of 4,200 feet, yielded a flow of 1.6 MBPD. Based on seismic interpretation, the Company believes that this zone may be the same zone observed but not tested in the Pakakrong-1 well located one mile northwest. However, the Company expects that additional delineation drilling and further geological assessment will be required prior to formulation of a development plan.

  North Benchamas

     During 1997, the Company drilled three exploratory wells in the North Benchamas portion of Block B8/32. Two of the three wells encountered non-commercial accumulations of hydrocarbons and all three wells were deemed unsuccessful. The Company intends to further examine and refine its existing seismic data before deciding on further drilling in this area.

  Jarmjuree

     During 1997, the Concessionaires shot a 900 square kilometer 3-D seismic survey of the Jarmjuree Area, which is located in the southern portion of Block B8/32. The Company will interpret this data in 1998 before deciding on future drilling activities.

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

COMPETITION

     The Company experiences competition from other oil and gas companies in its operations. Although many of these companies have financial resources greater than the Company, management believes based upon its accomplishments to date that the Company is positioned to continue to compete effectively.

EMPLOYEES

     At January 31, 1998, the Company employed 14 people (excluding Messrs. Rutherford and Moran) in its Houston, Texas headquarters whose functions are associated with management, engineering, geology, finance and administration. The Company has no collective bargaining arrangement with employees and believes its relations with its employees are good.

OFFICES

     The Company leases its Houston office under a lease covering approximately 11,000 square feet, expiring in February 2002. The monthly rent and expenses are approximately $11,000.

ITEM 3. LEGAL PROCEEDINGS

     As of December 31, 1997, the Company is not aware of any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since June 21, 1996, the Company's Common Stock, $0.01 par value (the "Common Stock"), has been traded on the NASDAQ National Market System under the symbol "RMOC." As of February 28, 1998, there were 25,614,000 shares of Common Stock outstanding. The Company has never paid dividends on its Common Stock and does not expect to pay dividends in the near future. The Company currently is prohibited under its Credit Agreement from paying dividends on its common stock. In addition, the Indenture governing the Company's 10.75% Subordinated Notes Due 2004 (the "Notes") contains covenants that, among others, restrict the Company's ability to pay dividends and limit the incurrence of additional debt.

     The following table shows the high and low prices, for each quarter, of the Common Stock on the NASDAQ Stock Exchange during 1996 and 1997:

                       QUARTER ENDED,
                            1997                                HIGH      LOW
                       --------------                          ------    ------
March 31....................................................   $30.00    $16.75
June 30.....................................................    24.50     17.12
September 30................................................    26.75     19.88
December 31.................................................    30.25     16.25

                       QUARTER ENDED,
                            1996                                HIGH      LOW
                       --------------                          ------    ------
June 30.....................................................   $25.25    $23.00
September 30................................................    30.00     23.87
December 31.................................................    30.75     25.00

ITEM 6. SELECTED FINANCIAL DATA

     The financial data as of and for the years ended December 31, 1993 through 1997 were derived from audited and unaudited consolidated financial statements of the Company and its predecessors. The data set forth in this table should be read in connection with "Management's Discussion and Analysis of Financial

Condition and Results of Operations," the more detailed consolidated financial statements and related notes included elsewhere herein.

                                                  YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------
                                  1997      1996(B)    1995(B)      1994(B)       1993(B)
                                --------    -------    -------      -------      ----------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Oil and gas revenues..........  $ 35,034    $    --    $    --      $    --       $    --
Interest income...............       431        170          5            6            24
Costs and expenses:
  Operating expenses..........    24,243         --         --           --            --
  General and
     administrative...........     5,737      2,268        322          290           187
  Depreciation, depletion and
     amortization.............    18,055         29          5            2            --
  Interest expense............     7,157        806        190          107            76
  Exploration costs...........     7,630      3,025      1,525        1,346         2,614
  Foreign exchange loss.......     6,323         --         --           --            --
  Gain on futures contract....      (506)        --         --           --            --
                                --------    -------    -------      -------       -------
Loss before income tax
  benefit.....................   (33,174)    (5,958)    (2,037)      (1,739)       (2,853)
Income tax benefit............   (10,523)    (3,521)        --           --            --
                                --------    -------    -------      -------       -------
Net loss......................  $(22,651)   $(2,437)   $(2,037)(a)  $(1,739)(a)   $(2,853)(a)
                                ========    =======    =======      =======       =======
  Loss per share of common
     stock....................  $  (0.88)   $ (0.10)   $ (0.10)     $ (0.08)      $ (0.14)
                                ========    =======    =======      =======       =======
Weighted average shares
  outstanding.................    25,612     23,358     21,000(a)    21,000(a)     21,000(a)
                                ========    =======    =======      =======       =======

                                                          AT DECEMBER 31,
                                        ----------------------------------------------------
                                          1997     1996(B)    1995(B)   1994(B)   1993(B)(C)
                                        --------   --------   -------   -------   ----------
                                                           (IN THOUSANDS)
Balance Sheet Data (at end of period):
  Property and equipment, net.........  $220,649   $113,643   $49,210   $13,721     $7,015
  Total assets........................   279,700    123,379    60,877    14,160      7,113
  Long-term debt, including current
     maturities.......................   189,000     22,842    34,385     1,400         --
Stockholders' equity..................    73,380     95,720    16,477    10,217      4,768

---------------

(a) RMOC became a public entity in June 1996. See Note 2 to Consolidated Financial Statements -- Significant Accounting Policies.

(b) Restated for a change to the successful efforts method of accounting for oil and gas properties.

(c)  Unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year in the three-year period ended December 31, 1997. The Consolidated Financial Statements and the notes thereto should be referred to in conjunction with this discussion.

     From time to time, the Company may elect to make certain statements that provide the Company's stockholders and the investing public with "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part the "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of

Operations" sections of this report and as part of other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements may include, but not be limited to, statements concerning estimates of current and future results of operations, earnings, reserves, the timing and commencement of wells and the production therefrom, production estimates based upon drill stem tests and other test data, future capacity under its credit arrangements, and future capital expenditures and liquidity requirements.

     Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements.

     Among the factors that have a direct bearing on the Company's results of operations and the oil and gas industry in which it operates are uncertainties inherent in estimating reserves and future cash flows; changes in the price of oil and natural gas; the limited production and exploration histories in Block B8/32; the status of the Company's existing and future contractual relationships with the Government of Thailand, including the Concession and the GSA; risks associated with having the Government of Thailand as the sole purchaser of the Company's gas production, including the potential for political instability and economic downturns in the Thailand economy and a reduction in demand for oil and natural gas in Thailand; foreign currency fluctuation risks; access to additional capital; the Company's substantial indebtedness; the presence of competitors with greater financial resources and capacity; difficulties and risks associated with delivering the Company's production, including inherent risks associated with offshore oil and gas exploration and development operations and risks associated with offshore marine operations such as capsizing, sinking, grounding, collision and damage from severe weather conditions.

OVERVIEW

     RMEC, currently a wholly owned subsidiary of the Company, was formed on September 21, 1990 for the purpose of holding an interest in an oil and gas concession in Thailand. RMEC paid all of the expenses of the concession on behalf of Thai Romo through November 4, 1993.

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

     In June 1996, the Company entered into an exchange transaction whereby the partners of Thai Romo (other than RMEC) exchanged their interests (including outstanding notes payable to them) in Thai Romo for common stock, $.01 par value ("Common Stock"), of the Company, which interests in Thai Romo were simultaneously transferred to TRH, a wholly-owned subsidiary of the Company, and the stockholders of RMEC (the Company's current Chairman of the Board and current President and Chief Executive Officer) exchanged their shares of RMEC for shares of Common Stock. Immediately following the Exchange, RMEC and Thai Romo (indirectly) were wholly-owned by the Company. The Company's results of operations and financial positions prior to the Exchange reflect the results of operations and financial position of RMEC, TRH and Thai Romo as the Company's predecessors.

     Following the Exchange, the Company completed its initial public offering of Common Stock, raising net proceeds, after deducting underwriting commissions and discounts and expenses of the offering, of approxi-mately $97 million, which were utilized to repay outstanding debt to the Company's principal stockholders, repay bank debt and fund cash outlays.

     The Company began producing oil and gas from the Tantawan Field, its first development in the Block, in February 1997. Prior to that time, the Company was classified as a development stage company. As a result, the Company's historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In regard to the Company's financial condition, results of operations, and future growth and the carrying value of its proved reserves will depend substantially on its ability to acquire or find and successfully develop additional oil and gas reserves within the Block. The revenues expected to be generated by the Company's future operations will be highly dependent upon the prices of and demand for oil and natural gas. Natural gas produced from the Company's Tantawan and Benchamas Fields is subject to the GSA with PTT with prices subject to semi-annual adjustment (or more frequent adjustments under certain circumstances) based on movements in, among other things, inflation, oil prices and the Thai Baht/U.S. Dollar exchange rate. The price received by the Company for its oil production and the level of production will depend on numerous factors beyond the Company's control, including the condition of the world economy, political and regulatory conditions in Thailand and other oil and gas producing countries, and the actions of the Organization of Petroleum Exporting Countries. Decreases in the prices of oil or gas could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability, cash flow and borrowing base availability under the Revolving Credit Facility.

     During the fourth quarter of 1997, the Company changed its method of accounting for its investment in oil and gas properties from the full cost to the successful efforts method. Under the successful efforts method of accounting, costs of exploration and development, including lease acquisition and intangible drilling costs associated with exploration efforts which result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized. Geological and geophysical costs are expensed as incurred. Gain or loss is recognized when a property is sold or ceases to produce and is abandoned. Capitalized drilling costs of producing properties are amortized using the units-of-production method based on units of proved developed reserves for each field. Lease acquisition costs related to producing oil and gas properties are amortized using the units of production method based on units of proved reserves for each field.

     The Company believes that the successful efforts method of accounting is preferable as it will more accurately reflect the Company's future operations. The Company believes that the significant number of exploratory wells drilled annually, as well as the amount of geological and geophysical costs necessary to evaluate the Company's large acreage position, justifies the utilization of the successful efforts method. Additionally, the Company expects such activities to increase and remain at such an increased level for an indefinite period of time, given the potential of the Block and the prospective nature of the acreage. As a result, the Company believes that a change in accounting principle to successful efforts is appropriate at this time. The change to this method resulted in no impairment to long-lived assets in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". See Note 2 Consolidated Financial Statements.

     All prior years' financial statements presented herein have been restated to reflect the aforementioned change in accounting policy. See Note 3 to Consolidated Financial Statements.

     Since the latter half of 1997, many countries in Southeast Asia, including Thailand, have experienced significant reductions in economic growth. The Company does not believe that this situation, even if prolonged, will significantly impact its business position. Natural gas produced in Thailand by the Company and other producers is primarily used for electrical power generation. The Company believes that its natural gas will displace either imported crude oil, lignite or imported natural gas as power generation feedstock, because domestic natural gas is cheaper to purchase, environmentally preferable and enables the government to retain its U.S. Dollar reserves during a period of economic uncertainty.

     As the Company has the right to export its crude oil to the highest bidder for U.S. Dollars, it does not believe that the recent events in Thailand and other countries in Southeast Asia will impact its ability to market crude oil.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997, compared with the year ended December 31, 1996

     The Company's net loss of $22,651,000 or $0.88 per basic and diluted share increased from a net loss of $2,437,000 or $0.10 per basic and diluted share for the twelve months ended December 31, 1996. The increase in net loss is primarily due to higher interest expense caused by increased debt levels, depletion and a foreign exchange loss, offset by the revenues associated with the commencement of production from the Tantawan Field, net of related operating costs, and a related tax benefit.

     The Company's total revenues for the twelve months ended December 31, 1997 were $35,465,000 compared to $170,000 for the twelve months ended December 31, 1996. Oil and gas revenues were $35,034,000 and interest income was $431,000 for the current year, as compared to interest income of $170,000 for the twelve months ended December 31, 1996.

     Production volumes for the twelve months ended December 31, 1997, before royalties, were 906,700 barrels of oil and 13,696,800 MCF of gas, compared to no production volumes previously.

     Operating expenses incurred for the twelve months ended December 31, 1997, were $24,243,000 as compared to no operating expenses previously. This increase is due to the commencement of production in the Tantawan Field February 1997.

     Exploration cost increased for the twelve months ended December 31, 1997, due to drilling three unsuccessful exploration wells in the North Benchamas Area as well as the completion of a large 3-D seismic survey of the Jarmjuree Area located in the southern portion of Block B8/32.

     Depreciation, depletion and amortization expenses recorded for the twelve months ended December 31, 1997 was $18,055,000 as compared to $29,000 for the twelve months ended December 31, 1996. This increase is primarily due to the commencement of production in February 1997.

     Interest expense of $7,157,000 for the twelve months ended December 31, 1997 increased compared to $806,000 for the twelve months ended December 31, 1996. This increase is due to an increase in borrowings and the amortization of deferred financing costs partially offset by increases in capitalized interest. Outstanding debt at December 31, 1997 was $189,000,000 as compared to $22,842,000 at December 31, 1996.

     General and administrative expenses of $5,737,000 for the twelve months ended December 31, 1997 increased compared to $2,268,000 for the twelve months ended December 31, 1996. These increases are related to higher activity levels in 1997 as well as a significantly larger amount of general and administrative expenses capitalized in 1996.

     The Company had foreign exchange losses of $6,323,000 for the twelve months ended December 31, 1997 compared to none in 1996. As the Company is paid for its gas in Thai Baht and also has some Baht denominated working capital, the decision of the Kingdom of Thailand to allow the Baht to float against the U.S. Dollar, tantamount to a devaluation of the Baht, resulted in the recording of foreign exchange losses by the Company as the value of the Baht declined during the second half of 1997.

  Year ended December 31, 1996, compared with the year ended December 31, 1995

     The Company's net loss of $2,437,000 for the twelve months ended December 31, 1996 increased from the Company's net loss of $2,037,000 for the twelve months ended December 31, 1995. This increase in net loss is primarily due to an increase in exploration cost related to an extensive 3-D seismic survey shot during 1996, and higher general and administrative expenses offset partially by an increase in interest income and an income tax benefit.

     As RMEC and Thai Romo became part of the Company's consolidated federal tax return following the Exchange, RMEC and Thai Romo recorded an income tax benefit and a corresponding deferred tax asset of $1,283,000, for the difference between the book basis and tax basis of oil and gas properties on June 17, 1996. This benefit was increased by a $2,238,000 tax benefit recorded in the third and fourth quarters associated with the operating loss generated by the Company.

     Exploration costs for the twelve months ended December 31, 1996 were $3,025,000 compared to $1,525,000 for the twelve months ended December 31, 1995. This increase was due primarily to a large 3-D seismic survey incurred in 1996 for the purposes of evaluating a large area of prospective acreage in Block B8/32.

     Interest income of $170,000 for the twelve months ended December 31, 1996, increased compared to $5,000 for the twelve months ended December 31, 1995, due principally to the investment of cash available from the proceeds of the initial public offering.

     Interest expense of $806,000 for the twelve months ended December 31, 1996, increased compared to $190,000 for the twelve months ended December 31, 1995. This increase is caused by higher levels of outstanding debt and an increase in the amortization of deferred financing costs, partially offset by the capitalization of $1,600,000 in interest during 1996. There was no capitalization of interest in 1995.

     General and administrative expenses of $2,268,000 for the twelve months ended December 31, 1996 increased compared to $322,000, for the twelve months ended December 31, 1995. These increases are primarily due to the capitalization of a greater portion of salaries and wages and direct costs related to oil and gas property development in 1995 compared to 1996 and, to a lesser extent, an increase in compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

     During the period from the inception of the Company on September 21, 1990 through December 31, 1997, the Company invested approximately $248 million primarily for development and exploration activities conducted in Block B8/32 and the acquisition of interests in or rights to the Concession. During this period, the Company had negative operating cash flow. Since its inception, the Company has financed its growth with a combination of equity infusions by its principal stockholders (primarily Messrs. Rutherford and Moran), bank and stockholders loans, the sale of common stock and, most recently the issuance of 10.75% Senior Subordinated Notes ("Notes").

     In June 1996, RMOC completed the Offering which resulted in RMOC raising net proceeds of approximately $97 million. The proceeds were used to repay outstanding debt to the Company's principal stockholders, repay bank debt, and fund cash expenditures.

     On September 20, 1996, the Company entered into a $150 million Revolving Credit Facility (the "Revolving Credit Facility") with a group of commercial lenders. The Revolving Credit Facility matures on September 30, 1999 and contains a borrowing base limitation. The Revolving Credit Facility is secured by the stock of certain subsidiaries and affiliates of the Company.

     On September 29, 1997, the Company issued $120 million of Notes. The net proceeds from this offering were used to repay $93 million of outstanding debt under the Revolving Credit Facility and the Credit Agreement and to purchase a portfolio of U.S. Government obligations of approximately $24 million, which is sufficient to provide for payment in full when due, of the first four scheduled interest payments on the Notes. The Indenture pursuant to which the Notes were issued imposes customary financial and other restrictions on the Company and its subsidiaries.

     In December 1997, the Company and two of its lenders amended the Revolving Credit Facility, which provides for a fixed borrowing base of $150 million until September 30, 1998 (or on the completion of certain new financings or other specified events, if earlier). The amended Revolving Credit Facility provides that the Company pays interest at rates based on a margin of 1.75% over LIBOR if the aggregate outstanding principal amount of loans is less than or equal to a threshold amount, which was set at $60 million on December 3, 1997, a margin of 2.75% over LIBOR if the principal amount outstanding is greater than the threshold amount on or prior to June 30, 1998, and a margin of 3.50% over LIBOR if the principal amount outstanding is greater than the threshold amount after June 30, 1998. Alternatively, the Company may pay a margin over the prime rate of 0.25%, 1% and 1.75% respectively, for similar levels of borrowings. The Company is also assessed a commitment fee equal to 0.5% per annum on the average daily balance of the unused borrowing base. As of September 30, 1998 and semi-annually thereafter, the borrowing base will be redetermined by the lenders on customary industry terms based upon the Company's then current reserve base. Bank borrowings in excess of the threshold amount, if any, will have to be repaid upon such redetermination. The Revolving Credit Facility is also subject to certain covenants, including limitations on additional indebtedness and limitations on payment of dividends.

     The Revolving Credit Facility also requires the Company to (i) make principal payments from the proceeds of certain asset sales and in the event that the Company's outstanding debt exceeds the Borrowing Base (as defined therein), and (ii) maintain an Earnings Before Interest, Taxes and Non-Cash Expenses ("EBITDA") to interest coverage ratio for fiscal quarters ending on and after March 31, 1998 as follows: 1.5:1 for each quarter ending on or before September 30, 1998 and 2.5:1 thereafter, such rates to be calculated excluding interest payable from the interest escrow for the Notes. As of September 30, 1997, the Company was not in compliance with the covenant requiring the Company to maintain an EBITDA to interest coverage ratio of 1.5:1 for the quarter ending September 30, 1997. Such non-compliance, however, was waived by the Company's lenders. There can be no assurance that these requirements or other material requirements of the Revolving Credit Facility will be met in the future. If they are not, the lenders under the Revolving Credit Facility would be entitled to declare the indebtedness thereunder immediately due and payable. Additionally, in the event of such an acceleration of indebtedness by the lenders under the Revolving Credit Facility, a default would be deemed to occur under the terms of the Notes. In addition, the Revolving Credit Facility contains covenants and restrictions that may limit the Company's ability to engage in a transaction constituting a change-of-control. At December 31, 1997, $69,000,000 was outstanding under this Revolving Credit Facility.

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves. Since its inception, the Company has financed these expenditures primarily through a combination of equity infusions by its principal stockholders, bank and stockholder loans, the issuance of the Notes and the sale of common stock. The Company made approximately $120 million in capital expenditures in 1997, of which approximately $29 million was used for the MOTL acquisition and the balance of which was expended primarily to develop the Tantawan and Benchamas Fields. The Company currently expects capital expenditures for 1998 to be in the range of $120 million, of which approximately 70% to 80% is budgeted for development of the Benchamas Field. The Company also expects to expend monies over the next several years to support additional exploration and development activities in the Block. Should the Company not be able to access additional sources of funds over that period, the Company might not generate sufficient cash flow to pay the principal and interest on its outstanding debt. The Company expects to fund these activities in the near-term with net cash flow from operations and additional bank borrowings under the Revolving Credit Facility, which was amended in December 1997 to allow for additional borrowings. However, in order to continue to fund those activities subsequent to the first half of 1998 at current or higher levels, the Company will have to raise substantial additional funds through some combination of the following: increasing the borrowing base under the Revolving Credit Facility as well as in the total amount of the Revolving Credit Facility, arranging additional debt, equity or other financing, and obtaining other additional sources of funds. If production revenues are less than anticipated or reserves decline, or, if its expected levels of capital expenditures increase materially, the Company may have limited ability to obtain the capital necessary to undertake or complete future drilling programs. There can be no assurance that increased bank lines, debt, equity or other financing or other sources of funds will be available or that, if available, will be on terms acceptable to the Company or sufficient to meet these or other corporate requirements, however, the Company has explored several alternatives which it believes should enable it to meet its capital commitments at an acceptable cost.

     On January 22, 1998, the Company announced that it intends to explore various strategic alternatives regarding the ongoing development of its interest in Block B8/32. Such alternatives include the possible merger or sale of the Company. There can be no assurance that this process will result in any transaction.

YEAR 2000

     All of the Company's computer systems are Year 2000 compliant. As a result, the Company believes that it will not incur any material cost associated with this matter.

FOREIGN CURRENCY FLUCTUATION AND REPATRIATION

     While the Company does not currently hold significant amounts of cash, cash equivalents, long-term financial instruments or investments denominated in foreign currencies, some of its working capital and all of its gas revenues are denominated in Thai Baht. For many years, the Thai Baht/U.S. Dollar exchange rate had been stable, as the Baht was linked to a basket of currencies, primarily the U.S. Dollar. On July 2, 1997 the Thai government decided to allow the value of the Baht to be determined by market forces. Since the announcement, the value of the Baht has declined against the U.S. Dollar by approximately 40% to 50%. The Concessionaires' Gas Sales Agreement contains an adjustment factor which insulates the Company from much of the impact of the declining value of the Baht paid in conjunction with gas sales.

     Although this adjustment factor does not fully compensate the Company immediately for such currency fluctuation, the Company believes that the reductions in U.S. Dollar realizations that do occur should be substantially recouped over time, because of other adjustment factors in the GSA. However, the Thai Baht denominated working capital items, while ultimately converted to U.S. Dollars, do subject the Company to exchange rate exposure along with the uncovered portion of the gas revenues described above. The Company may consider instruments intended to mitigate this risk through currency rate hedging transactions such as options, futures or other derivative financial instruments.

     The Company is not aware of any regulations in Thailand prohibiting the repatriation of funds to the United States by those with a legitimate business purpose, like the Company. Additionally, the Concession Agreement provides an unfettered right to retain and remit abroad its non-Thai currency.

EFFECTS OF INFLATION

     Currently, annual inflation in the United States, measured by the decrease in the general purchasing power of the dollar, is running below annual inflation rates experienced in the past. While the Company, like other companies, continues to be affected by fluctuations in the purchasing power of the dollar, such effect is not currently considered significant.

     While inflation in Thailand has been low relative to rates of past years, the recent devaluation of the Thai Baht could lead to increases in Thai inflation. Since most of the Company's purchase obligations are denominated in U.S. Dollars, the impact of Thai inflation should not be significant on its results of operations.

CHANGING OIL PRICES

     The Company is dependent on crude oil prices, which have historically been volatile. The Company has used crude oil price swaps and other similar arrangements to hedge against potential adverse effects of fluctuations in prices for the Company's future oil production. While the swaps are intended to reduce the Company's exposure to declines in the market price of crude oil, they may limit the Company's gain from increases in the market price.

     In 1996, the Company entered into crude oil swap agreements for 1997 in the amount of 1,000,000 barrels at $15.92 per barrel, and 1998 in the amount of 1,750,000 barrels at $15.92 per barrel. As the Company's production in 1997 did not reach its swap obligation and the Company expected that situation to continue in 1998, a portion of the Company's obligation was considered speculative in 1997, marked to market and recognized in consolidated net income.

     During the first quarter of 1998, the Company entered into an offsetting position for its entire 1998 swap position, thus resulting in no material exposure to the original swaps. The cost of establishing this position was insignificant.

     The Company has also sold to an affiliate of its lender a swap option for 1,250,000 barrels of aggregate oil volumes for January through December 1999 at a price of $18.30 per barrel. The Company has accounted for the swap option separately as it does not qualify as a hedge. At December 1997, the Company estimates the fair market value of this position to be $625,000 and has recorded the amount as a liability on the consolidated balance sheet.

SFAS 130, 131 AND 132

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including unrecognized foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company does not expect SFAS 130 to have a material effect on reported results.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company does not expect SFAS 131 to have a material effect on its reported results.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"), which establishes standardized disclosure requirements for such benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Company does not expect SFAS 132 to have a material effect on reported results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   21
Consolidated Statements of Operations, for the year ended
  December 31, 1997 and the periods June 18, 1996 through
  December 31, 1996 (Company), and January 1, 1996 through
  June 17, 1996 and for the year ended December 31, 1995
  (Predecessors)............................................   22
Consolidated Balance Sheets, December 31, 1997 and 1996.....   23
Consolidated Statements of Changes in Stockholders' Equity,
  for the year ended December 31, 1997 and the periods June
  18, 1996 through December 31, 1996 (Company), and January
  1, 1996 through June 17, 1996 and for the year ended
  December 31, 1995
  (Predecessors)............................................   24
Consolidated Statements of Cash Flows for the year ended
  December 31, 1997 and the periods June 18, 1996 through
  December 31, 1996 (Company), and January 1, 1996 through
  June 17, 1996 and for the year ended December 31, 1995
  (Predecessors)............................................   25
Notes to Consolidated Financial Statements..................   26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rutherford-Moran Oil Corporation:

     We have audited the accompanying consolidated balance sheets of Rutherford-Moran Oil Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997 and the period June 18, 1996 through December 31, 1996 and the Company's Predecessors' consolidated statements of operations, changes in partners' equity and cash flows for the period January 1, 1996 through June 17, 1996 and for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rutherford-Moran Oil Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period June 18, 1996 through December 31, 1996, and those of its Predecessors for the period January 1, 1996 through June 17, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for oil and gas properties from the full cost method to the successful efforts method.

                                            KMPG Peat Marwick LLP

March 2, 1998
Houston, Texas

                        RUTHERFORD-MORAN OIL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             JUNE 18,       JANUARY 1,
                                             YEAR ENDED      THROUGH         THROUGH         YEAR ENDED
                                            DECEMBER 31,   DECEMBER 31,      JUNE 17,       DECEMBER 31,
                                                1997          1996*           1996*            1995*
                                            ------------   ------------   --------------   --------------
                                             (COMPANY)      (COMPANY)     (PREDECESSORS)   (PREDECESSORS)
Revenues:
  Oil revenue.............................    $ 11,281       $    --         $    --          $    --
  Gas revenue.............................      23,753            --              --               --
  Interest income.........................         431           170              --                5
                                              --------       -------         -------          -------
          Total revenues..................      35,465           170              --                5
                                              --------       -------         -------          -------
Expenses:
  Operating expense.......................      24,243            --              --               --
  Exploration costs.......................       7,630         2,882             143            1,525
  Interest expense........................       7,157           411             395              190
  Depreciation, depletion and
     amortization.........................      18,055            25               4                5
  General and administrative..............       5,737         1,980             288              322
  Foreign exchange loss...................       6,323            --              --               --
  Gain on futures contract................        (506)           --              --               --
                                              --------       -------         -------          -------
          Total expenses..................      68,639         5,298             830            2,042
                                              --------       -------         -------          -------
Loss before income tax benefit............     (33,174)       (5,128)           (830)          (2,037)
Income tax benefit........................     (10,523)       (2,238)         (1,283)              --
                                              --------       -------         -------          -------
Net income (loss).........................    $(22,651)      $(2,890)        $   453          $(2,037)
                                              ========       =======         =======          =======
Net income (loss) per basic share.........    $  (0.88)      $ (0.11)        $  0.02          $ (0.10)
                                              ========       =======         =======          =======
Net income (loss) per diluted share.......    $  (0.88)      $ (0.11)        $  0.02          $ (0.10)
                                              ========       =======         =======          =======
Weighted average number of common shares
  outstanding.............................      25,612        25,514          21,000(a)        21,000(a)
                                              ========       =======         =======          =======

---------------

 *   Restated

(a)  Rutherford-Moran Oil Corporation became a public entity in June 1996. See
     Note 2 to Consolidated Financial Statements -- Significant Accounting Policies.

          See accompanying notes to consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997       1996*
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  1,979    $    444
  Accounts receivable.......................................    10,457          --
  Value added tax receivable................................     5,579       2,806
  Joint interest receivable.................................     2,169          --
  Other.....................................................     1,916          17
                                                              --------    --------
          Total current assets..............................    22,100       3,267
Property and equipment (successful efforts method)..........   238,651     113,680
Accumulated depreciation, depletion, and amortization.......   (18,002)        (37)
                                                              --------    --------
          Net property and equipment........................   220,649     113,643
Deferred charges:
  Loan acquisition costs, net...............................     8,493       1,548
  Escrowed funds, net.......................................    21,263          --
  Deferred charge...........................................     1,026       1,400
  Deferred income tax.......................................     6,169       3,521
                                                              --------    --------
          Total deferred assets.............................    36,951       6,469
                                                              --------    --------
            Total assets....................................  $279,700    $123,379
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 16,695    $    852
  Joint interest payable....................................        --       2,565
                                                              --------    --------
          Total current liabilities.........................    16,695       3,417
                                                              --------    --------
Note payable to bank........................................    69,000      22,842
10.75% senior subordinated notes............................   120,000          --
Premium on written option...................................       625       1,400
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding...........        --          --
  Common stock, $0.01 par value, 40,000,000 shares
     authorized, and 25,614,000 and 25,607,000 shares issued
     and outstanding at December 31, 1997 and 1996,
     respectively...........................................       256         256
  Additional paid-in capital................................    99,571      99,412
  Deferred compensation.....................................      (906)     (1,058)
  Accumulated deficit.......................................   (25,541)     (2,890)
                                                              --------    --------
          Total stockholders' equity........................    73,380      95,720
                                                              --------    --------
  Commitments and contingencies.............................        --          --

            Total liabilities and stockholders' equity......  $279,700    $123,379
                                                              ========    ========

---------------

* Restated

          See accompanying notes to consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                       COMMON STOCK
                                                   --------------------   ADDITIONAL                                    TOTAL
                                   PREDECESSORS'     SHARES                PAID-IN     ACCUMULATED     DEFERRED     STOCKHOLDERS'
                                      EQUITY       OUTSTANDING   AMOUNT    CAPITAL       DEFICIT     COMPENSATION      EQUITY
                                   -------------   -----------   ------   ----------   -----------   ------------   -------------
Balance at December 31, 1994.....    $ 15,484              --     $ --     $     --     $     --       $    --        $ 15,484
Cumulative effect of change in
  accounting principle, as
  retroactively applied..........      (5,267)             --       --           --           --            --          (5,267)
Capital contributions............       8,297              --       --           --           --            --           8,297
Net loss.........................      (2,037)             --       --           --           --            --          (2,037)
                                     --------      ----------     ----     --------     --------       -------        --------
Balance at December 31, 1995*....      16,477              --       --           --           --            --          16,477
Net income from January 1, 1996
  to June 17, 1996...............         453              --       --           --           --            --             453
Transfer of interests and
  issuance of common stock in
  initial public offering........     (16,930)     24,955,662      250      100,889           --            --          84,209
Redemption of Rutherford-Moran
  Exploration Company stock by
  majority shareholders..........          --              --       --      (12,360)          --            --         (12,360)
Exercise of call option on Thai
  Romo Limited stock.............          --              --       --       (3,130)          --            --          (3,130)
Issuance of common stock for
  initial public offering
  over-allotment.................          --         600,000        6       12,828           --            --          12,834
Grant of restricted stock
  awards.........................          --          51,338       --        1,185           --        (1,185)             --
Amortization of restricted stock
  awards.........................          --              --       --           --           --           127             127
Net loss from June 18, 1996 to
  December 31, 1996..............          --              --       --           --       (2,890)           --          (2,890)
                                     --------      ----------     ----     --------     --------       -------        --------
Balance at December 31, 1996*....          --      25,607,000      256       99,412       (2,890)       (1,058)         95,720
Grant of restricted stock
  awards.........................          --           7,000       --          159           --          (159)             --
Amortization of restricted stock
  awards.........................          --              --       --           --           --           311             311
Net loss.........................          --              --       --           --      (22,651)           --         (22,651)
                                     --------      ----------     ----     --------     --------       -------        --------
Balance at December 31, 1997.....    $     --      25,614,000     $256     $ 99,571     $(25,541)      $  (906)       $ 73,380
                                     ========      ==========     ====     ========     ========       =======        ========

---------------

* Restated

          See accompanying notes to consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      JUNE 18,       JANUARY 1,
                                                                      THROUGH         THROUGH
                                                       YEAR ENDED   DECEMBER 31,      JUNE 17,        YEAR ENDED
                                                          1997         1996*           1996*            1995*
                                                       ----------   ------------   --------------   --------------
                                                       (COMPANY)     (COMPANY)     (PREDECESSORS)   (PREDECESSORS)
Cash flows from operating activities:
  Net income (loss)..................................  $ (22,651)     $ (2,890)       $    453         $ (2,037)
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
    Depreciation, depletion, and amortization........     18,055            25               4                5
    Deferred income tax benefit......................    (10,523)       (2,238)         (1,283)              --
    Foreign exchange loss............................      6,323            --              --               --
    Dry hole cost....................................      2,768            --              --               --
    Other............................................        791           268              --               --
    Changes in assets and liabilities
      Accounts receivable............................    (10,457)         (764)           (559)          (1,628)
      Value added tax receivable.....................     (5,367)           --              --               --
      Joint interest receivable......................     (4,734)           --              --               --
      Accounts payable and accrued liabilities.......     15,843        (4,116)          6,336              479
      Other..........................................     (1,899)           13            (172)             (25)
                                                       ---------      --------        --------         --------
         Cash provided by (used in) operating
           activities................................    (11,851)       (9,702)          4,779           (3,206)
                                                       ---------      --------        --------         --------
Cash flows from investing activities:
  Capital expenditures...............................    (90,451)      (34,023)        (30,272)         (35,263)
  Acquisition of Maersk, net of cash acquired........    (29,414)           --              --               --
                                                       ---------      --------        --------         --------
         Cash used in investing activities...........   (119,865)      (34,023)        (30,272)         (35,263)
                                                       ---------      --------        --------         --------
Cash flows from financing activities:
  Subordinated debt borrowings.......................    120,000            --              --               --
  Deferred financing costs...........................     (7,916)       (1,689)             --               --
  Exercise of call option on Thai Romo Limited
    stock............................................         --        (3,130)             --               --
  Capital contributions..............................         --            --              --            7,898
  Proceeds from initial public offering..............         --        97,043              --               --
  Redemption of Rutherford-Moran Exploration Company
    stock by majority stockholders...................         --       (12,360)             --               --
  Proceeds from loans from stockholders..............      4,000            --          15,654            6,993
  Payments on loans from stockholders................     (4,000)      (24,144)             --               --
  Repayments of bank notes...........................    (99,176)      (49,664)        (13,885)              --
  Borrowings under bank notes........................    145,334        22,842          29,164           32,985
  Escrowed funds.....................................    (21,263)           --              --               --
                                                       ---------      --------        --------         --------
         Cash provided by financing activities.......    136,979        28,898          30,933           47,876
                                                       ---------      --------        --------         --------
         Net increase (decrease) in cash and cash
           equivalents...............................      5,263       (14,827)          5,440            9,407
  Effect of foreign exchange rate on cash............     (3,728)           --              --               --
  Cash and cash equivalents, beginning of period.....        444        15,271           9,831              424
                                                       ---------      --------        --------         --------
  Cash and cash equivalents, end of period...........  $   1,979      $    444        $ 15,271         $  9,831
                                                       =========      ========        ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period of interest............  $   2,468      $  1,139        $    767         $    211
                                                       =========      ========        ========         ========
  Cash paid during the period for income tax.........  $      --      $     --        $     --         $     --
                                                       =========      ========        ========         ========
Supplemental disclosure of noncash investing and
  financing activities:
  Issuance of partnership interest in Thai Romo
    Limited for loan acquisition costs...............  $      --      $     --        $     --         $    400
                                                       =========      ========        ========         ========
  Capitalization of amortized loan acquisition
    costs............................................  $   3,938      $     --        $    168         $    231
                                                       =========      ========        ========         ========
  Interests in Thai Romo Limited and Rutherford-Moran
    Exploration Company contributed for common
    stock............................................  $      --      $     --        $ 16,930         $     --
                                                       =========      ========        ========         ========
  Premium deferred and premium on written option.....  $     775      $    843        $    557         $     --
                                                       =========      ========        ========         ========

---------------

* Restated

          See accompanying notes to consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION

     The accompanying consolidated financial statements of Rutherford-Moran Oil Corporation ("RMOC" or the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission ("SEC").

     The Company is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties in Southeast Asia. As of December 31, 1997, the Company's exploration activities are entirely in the Gulf of Thailand and are conducted through its subsidiary, Thai Romo, Limited ("Thai Romo"), and its affiliate, B8/32 Partners, Ltd. ("B8/32 Partners").

     The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     In April 1996, Rutherford/Moran Oil Corporation changed its name to Rutherford-Moran Exploration Company ("RMEC"). RMEC was formed on September 21, 1990 for the purpose of holding an interest in an oil and gas concession in Thailand through its subsidiary, Thai Romo, which was organized as a foreign corporation under the laws of the Kingdom of Thailand. Thai Romo was formed as a wholly-owned subsidiary of RMEC. Thai Romo is one of the concessionaires under the Petroleum Concession No. 1/2534/36 (the "Concession") awarded by the Ministry of Industry of the Kingdom of Thailand for the development and production of oil and gas reserves in offshore Block B8/32 in the central portion of the Gulf of Thailand. The Concession was awarded on August 1, 1991, to Thai Romo, Thaipo Limited ("Thaipo"), a wholly-owned subsidiary of Pogo Producing Company, and Maersk Oil (Thailand), Limited ("MOTL"), a wholly-owned subsidiary of Maersk Olie og Gas As. Subsequent to the award, the Sophonpanich Co., Limited ("Sophonpanich") elected to participate in the Concession as a co-venturer. Thaipo has been the operator of the Tantawan Field within the Concession, while prior to March 1997 the remainder of the Concession was operated by MOTL. Subsequent to March 1997, Thaipo operated the remainder of the Concession, as the shares of MOTL were sold to the Concessionaires.

     Effective June 17, 1996, the stockholders of RMEC and the partners of Thai Romo exchanged their interests for shares of common stock of a newly formed entity, RMOC. RMOC is the parent company of RMEC and Thai Romo Holdings, Inc. ("TRH"). RMEC and TRH collectively own the outstanding shares of Thai Romo. During June 1996, RMOC sold 16% of its common stock in an initial public offering (the "Offering") in conjunction with the consummation of the exchange of RMEC common stock and Thai Romo interests for common stock of RMOC. In conjunction with the Offering, RMEC redeemed for $12.4 million approximately 56,000 shares of its common stock from Patrick R. Rutherford and John A. Moran, majority stockholders of RMEC (the "Redemption"), exercised RMEC's call option on 3% of the partners' interest in Thai Romo held by Red Oak Holdings, Inc. (an affiliate of Chase Manhattan Bank, the Company's primary lender) for $3.1 million and repaid outstanding debt of $62 million owed stockholders and banks. On June 18, 1996, the stockholders' equity accounts were adjusted to reflect the transfer of accumulated deficit to additional paid-in capital upon RMEC and Thai Romo becoming subject to federal income taxes. During July 1996, an additional 2.4% of RMOC's common stock was sold when the underwriters exercised their over-allotment option.

     The consolidated financial statements for 1997 and 1996 include the accounts of RMOC and its wholly owned subsidiaries, RMEC, Thai Romo, TRH and Thai-Tex Insurance Company, Inc., as well as a proportionate interest in B8/32 Partners since its purchase on March 3, 1997. All material intercompany accounts and transactions have been eliminated in consolidation.

                        RUTHERFORD-MORAN OIL CORPORATION

     The financial statements for the year ended December 31, 1995 and the period from January 1, 1996 to June 17, 1996 include the accounts of RMEC, Thai Romo and TRH (the "Predecessors"). All material intercompany accounts and transactions have been eliminated in the combination. The combined financial statements are presented due to the commonality of the stockholders and partners of RMEC and Thai Romo.

     The Company's planned principal operations did not commence until February 1997. As a result, the Company was considered a development stage company until that time.

OIL AND GAS PROPERTIES

     During the fourth quarter of 1997, the Company changed its method of accounting for its investment in oil and gas properties from the full cost to the successful efforts method (See Note 3). Under the successful efforts method of accounting, costs of exploration, including lease acquisition and intangible drilling costs associated with exploration efforts, which result in the discovery of proved reserves and costs associated with development drilling, whether of not successful, are capitalized. Gain or loss is recognized when a property is sold or ceases to produce or is abandoned.

     The cost of unproved leasehold is capitalized pending the results of exploration efforts. Significant unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Exploratory dry holes, geological and geophysical costs and delay rentals are expensed as incurred.

     Capitalized drilling costs for oil and gas properties are amortized using the units of production method based on units of proved developed reserves for each field. Lease acquisition costs related to producing oil and gas properties are amortized using the units of production method based on units of proved reserves for each field.

     The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is recognized whenever the carrying value of an asset exceeds the fair value. Fair value, on a depletable unit basis, is estimated to be the present value of expected future net revenues computed by application of estimated future oil and gas prices, production, and expenses, as determined by management, over the economic life of the reserves. No such impairment was recognized as a result during 1997, 1996 or 1995.

CASH AND CASH EQUIVALENTS

     The Company considers all currency and any liquid investments with a maturity of three months or less to be cash equivalents.

HEDGING

     During the first quarter of 1996, the Company entered into crude oil price swaps with an affiliate of its lender in the amount of 1,000,000 barrels at $15.92 per barrel for the period April through December of 1997, and in the amount of 1,750,000 barrels at $15.92 per barrel for the year 1998. As the Company's production in 1997 did not meet its swap obligation and the Company expected that situation to continue in 1998, a portion of the Company's obligation was considered speculative in 1997, marked to market and recognized in consolidated net income.

     During the first quarter of 1998, the Company entered into an offsetting position for its entire 1998 swap position, thus resulting in no material future exposure to the original swaps. The cost of establishing this position was insignificant.

                        RUTHERFORD-MORAN OIL CORPORATION

     The Company also sold to an affiliate of its bank lender an option to purchase 1,250,000 barrels of aggregate oil volumes from January through December 1999 at a price of $18.30 per barrel. The Company has accounted for the swap option separately as it does not qualify as a hedge. At December 31, 1997, the Company estimates the fair market value of this position to be $625,000 and has recorded the amount as a liability on the consolidated balance sheet. The Company has recorded a net gain of $506,000 in the 1997 Consolidated Statement of Operations for the effect of speculative swap transactions.

REVENUE RECOGNITION

     The Company recognizes revenues from the sale of natural gas when it is discharged from the FPSO to the PTT pipeline. Revenue from the sale of crude oil is recorded at the time of sale to a customer. Both oil and gas revenues are also recorded using the entitlements method. Under that method, production volumes received in excess of the Company's ownership percentage in the property are recorded as a liability whereas production volumes less than the Company's entitlement are recorded as a receivable. At December 31, 1997, there were no gas imbalances.

GEOGRAPHICAL CONCENTRATION

     The Concession is located in the Gulf of Thailand. Consequently, substantially all the assets of Thai Romo and B8/32 Partners are subject to regulation by the government of Thailand. Political changes, such as increases in tax rates, nationalization of strategic or other assets, abrogation of contracts or limitations on the convertibility of currency by the government of Thailand, could adversely affect the Company and have an impact on future results.

     Since the latter half of 1997, many countries in Southeast Asia, including Thailand, have experienced significant reductions in economic growth. The Company does not believe that this situation, even if prolonged, will significantly impact its business position. Natural gas produced in Thailand by the Company and other producers is primarily used for electrical power generation. The Company believes that its natural gas will displace either imported crude oil, lignite or imported natural gas as power generation feedstock, because domestic natural gas is cheaper to purchase, environmentally preferable and enables the government to retain its U.S. Dollar reserves during a period of economic uncertainty.

     As the Company has the right to export its crude oil to the highest bidder for U.S. Dollars, it does not believe that the recent events in Thailand and other countries in Southeast Asia will impact its ability to receive market prices for its crude oil.

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

FOREIGN TRANSLATION GAIN/LOSS

     Business transactions and foreign operations recorded in a foreign currency are restated in U.S. Dollars, which is the Company's functional currency. Revenues, operating and general and administrative expenses are translated at an average exchange rate for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in consolidated income in the year of occurrence. Net current assets and liabilities are translated monthly at current rates and recognized in consolidated income in the year of occurrence. Currency translations resulted

                        RUTHERFORD-MORAN OIL CORPORATION
in a loss of $6,323,000 during the year ended December 31, 1997; no such gains or losses resulted in prior periods.

VALUE ADDED TAX REFUND RECEIVABLE

     Expenditures on certain concession joint operations are assessed a value added tax by the government of Thailand. Because the Thai Petroleum Income Tax Act provides an exemption from value added taxes, all value added taxes are refundable. Accordingly, a refund due is recorded when value added taxes are paid by the operator. As such taxes are denominated in Thai Baht, translation gains and losses are included in consolidated income in the year of occurrence.

CAPITALIZATION OF INTEREST EXPENSE

     Interest in connection with expenditures on major exploration and development projects is capitalized. During the year ended December 31, 1997, approximately $2,200,000 of interest was capitalized as compared to approximately $1,600,000 for the year ended December 31, 1996.

STOCK-BASED COMPENSATION

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). The Company has chosen to continue to account for stock-based compensation under APB No. 25. Under this method, the Company has not recorded any compensation expense related to stock options granted. The disclosures required by SFAS No. 123, however, have been included in Note 10.

EARNINGS PER SHARE

     During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding -- without the dilutive effects of common stock equivalents (options, warrants, etc.). Common stock equivalents with a weighted average of 201,754 and 115,750 during 1997 and the period June 18, 1996 through December 31, 1996, respectively are not included in the calculation of diluted earnings per share due to the net loss recorded during the periods.

NOTE 3  CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 1997, the Company changed its method of accounting for its investment in oil and gas properties from the full cost to the successful efforts method. All prior years' financial statements presented herein have been restated to reflect the change.

     The effect of adopting the change in accounting principle resulted in a decrease in net loss of $26,683,000 (or $1.04 per share) which would have been recognized had the Company continued to use the full cost method through December 31, 1997. The effect of adopting the change in accounting principle resulted in an increase in net loss during the period July 18 through December 31, 1996 and the year ended December 31, 1995 of $1,174,000 (or $0.05 per share) and $1,525,000 (or $0.07 per share), respectively, and a decrease in net loss during the period January 1 through July 17, 1996 of $3,061,000 (or $0.15 per share). The cumulative effect of this change in accounting principle through December 31, 1997 was an increase in stockholders'

                        RUTHERFORD-MORAN OIL CORPORATION
equity and net oil and gas properties of $21,780,000 and $47,972,000, respectively, and a decrease in deferred income tax assets of $21,019,000

     The Company believes that the successful efforts method of accounting is preferable as it will accurately reflect the Company's future operations. The Company believes that the significant number of exploratory wells drilled annually, as well as the amount of geological and geophysical cost necessary to evaluate the Company's large acreage position, justifies the utilization of the successful efforts method. Additionally, the Company expects such activities to increase and remain at such an increased level for an indefinite period of time, given the size of the Company's Thai assets and the prospectivity of the acreage. As a result, the Company believes that a change in accounting principle to successful efforts is appropriate at this time.

NOTE 4  INCOME TAXES

     Deferred taxes are accounted for under the asset and liability method of accounting for income taxes. Under this method deferred income taxes and related benefits are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period the change occurs.

     The Predecessors were a limited partnership and an S Corporation under the Internal Revenue Code of 1986, as amended. As such, they did not incur federal income taxes; the taxable income or loss was passed through to the partners or stockholders. As a result of the initial public offering in June 1996, the Company became a taxable entity and recorded a one-time benefit of $1,283,000, representing the difference between the financial statement and income tax basis of its foreign oil and gas properties. The deferred income tax benefit recorded for the year ended December 31, 1997 and the period June 18, 1996 through December 31, 1996, was $10,523,000 and $2,238,000, respectively, which represents foreign income tax benefits.

     Total income tax benefit for the year ended December 31, 1997 and the period June 18, 1996, through December 31, 1996, differs from the amount computed by applying the federal income tax rate of 34% to the loss before income taxes. The reasons for this difference follows (amounts in thousands):

                                                                   PERIOD JUNE 18, 1996
                                                       1997      THROUGH DECEMBER 31, 1996
                                                      -------    -------------------------
Expected federal income tax benefit.................  $11,279             $1,744
Nondeductible costs for foreign income tax
  purposes..........................................   (5,250)              (394)
Foreign income tax rate difference..................    4,494                888
                                                      -------             ------
                                                      $10,523             $2,238
                                                      =======             ======

                        RUTHERFORD-MORAN OIL CORPORATION

     The tax effects of temporary differences that result in a significant portion of the deferred income tax assets and liabilities and a description of the financial statement items creating these differences are as follows on December 31, 1997 and 1996 (amounts in thousands):

                                                                1997         1996
                                                              --------      -------
Deferred tax assets:
  Net operating loss carryforwards:
     Foreign................................................  $ 40,337      $    --
     U.S....................................................     7,555        1,954
  Property and equipment
     Foreign................................................        --        5,866
     U.S....................................................     2,983           --
                                                              --------      -------
Deferred tax assets.........................................    50,875        7,820
Less: valuation allowance...................................   (11,226)      (1,622)
                                                              --------      -------
Net deferred tax assets.....................................    39,649        6,198
                                                              --------      -------
Deferred tax liabilities:
  Property and equipment
     Foreign................................................   (33,480)          --
     U.S....................................................        --       (2,677)
                                                              --------      -------
Deferred tax liabilities....................................   (33,480)      (2,677)
                                                              --------      -------
Net deferred tax assets.....................................  $  6,169      $ 3,521
                                                              ========      =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997. During 1997, the valuation allowance increased $9.6 million primarily due to the increase in net operating loss carryforwards generated.

     At December 31, 1997, the Company had a net operating loss carryforward of $80.7 million for Thai tax purposes, which expires in 2007, and $22.2 million for U.S. tax purposes, which expires in 2011 and 2012.

NOTE 5  ACQUISITIONS

     On December 19, 1996, Rutherford-Moran Oil Corporation, through its wholly-owned subsidiary, Thai Romo, exercised its preferential right to purchase 46.34% of the outstanding shares of Maersk Oil (Thailand), Limited ("MOTL"), a wholly owned subsidiary of Maersk Olie og Gas As of Copenhagen, Denmark ("Maersk"). MOTL was a former co-concessionaire in Block B8/32 located offshore Thailand with a 31.67% interest in the Concession but had no previous operations. The purchase was consummated on March 3, 1997, with TRH, a wholly owned subsidiary of the Company and Thai Romo's nominee under the Share Sales Agreement with Maersk, purchasing the shares for $28,617,000, which included $1,554,000 in satisfaction of outstanding debt. After the closing, MOTL was renamed B8/32 Partners, Ltd.

     The purchase price was established in a Share Sale Agreement dated November 2, 1996, between Maersk and BG Egypt S.A. Pursuant to the Joint Operating Agreement among the co-concessionaires, Thai Romo and the remaining co-concessionaires jointly had a preferential right to purchase the stock of MOTL on the terms and conditions agreed between Maersk and BG Egypt S.A.

     In connection with the purchase the Company recorded $7,875,000 for the deferred tax liability related to the excess of the acquisition price over the tax basis of the MOTL property.

                        RUTHERFORD-MORAN OIL CORPORATION

     The remaining 53.66% of MOTL's stock was purchased by Thaipo Limited ("Thaipo") and by Palang Sophon Limited ("Palang") of Bangkok, Thailand. Thaipo, Palang and MOTL were co-concessionaires with Thai Romo prior to the sale of MOTL. As a result, RMOC's interest in the entire Block B8/32 increased from 31.67% to 46.34%.

NOTE 6  DEBT

CREDIT FACILITY

     On September 20, 1996, the Company entered into a $150 million Revolving Credit Facility with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999, and contained an initial borrowing base limitation of $60 million. On April 29, 1997, the borrowing base limitation was redetermined to $120 million. Subsequent to the issuance of the Company's 10.75% Senior Subordinated Notes (the "Notes") in September 1997, the borrowing base was reset to $60 million. The Revolving Credit Facility is secured by the stock of certain subsidiaries and affiliates of the Company.

     On September 8, 1997, the Company entered into a Credit Agreement with Chase Manhattan Bank for an additional borrowing of $5 million. The Credit Agreement contains covenants substantially identical to those in the Revolving Credit Facility. The Credit Agreement was repaid on September 29, 1997 with proceeds from the Notes.

     In December 1997, the Company and two of its lenders amended the Revolving Credit Facility. The borrowing base was reset at a fixed amount of $150 million until September 30, 1998 (or on the completion of certain new financings or other specified events, if earlier). The amended Facility provides that the Company pays interest at rates based on a margin of 1.75% over LIBOR if the aggregate outstanding principal amount is less than or equal to a threshold amount, which was set at $60 million, a margin of 2.75% over LIBOR if the principal amount outstanding is greater than the threshold amount on or prior to June 30, 1998, and a margin of 3.50% over LIBOR if the principal amount outstanding is greater than the threshold amount after June 30, 1998. Alternatively, the Company may pay a margin over the prime rate of 0.25%, 1% and 1.75% respectively, for similar levels of borrowings. The Company is also assessed a commitment fee equal to 0.5% per annum on the average daily balance of the unused borrowing base. As of September 30, 1998 and semi-annually thereafter, the borrowing base will be redetermined by the lenders on customary industry terms and the Company's then current reserve base. Bank borrowings in excess of the borrowing base, if any, will have to be repaid upon such redetermination.

     The Revolving Credit Facility also provides for semi-annual borrowing base redeterminations subsequent to September 30, 1998 as well as certain restrictions, including limitations on additional indebtedness, payment of dividends and maintenance of an interest coverage ratio, as well as the issuance of 200,000 common stock warrants under specified circumstances.

     At December 31, 1997, $69 million was outstanding under the Revolving Credit Facility at an interest rate of 8.375% per annum.

NOTES

     On September 29, 1997, the Company issued $120 million of Senior Subordinated Notes due 2004 (the "Notes") at an annual interest rate of 10.75%. The net proceeds were used to repay $93 million of outstanding indebtedness under the Revolving Credit Facility and Credit Agreement and to purchase $24 million of securities which were escrowed to pay interest on the Notes. The Notes contain customary covenants, including limitations on the incurrence of additional indebtedness, restricted payments and the establishment of certain liens.

                        RUTHERFORD-MORAN OIL CORPORATION

     In February 1998, the Company completed the exchange of the Notes, which had been privately placed, for publicly registered notes. The new Notes otherwise contain identical terms and conditions to the privately placed notes.

     The Company expects to expend monies over the next several years to support additional exploration and development activities in Block B8/32. Should the Company not be able to access additional sources of funds over that period, the Company might not generate sufficient cash flow to pay the principal and interest on its outstanding debt.

LOANS FROM STOCKHOLDERS

     RMEC had loans from stockholders at December 31, 1995 as follows (amounts in thousands):

                                                        PAYMENT     INTEREST
                     STOCKHOLDER                         TERMS       RATES       1995
                     -----------                       ---------    --------    ------
Patrick R. Rutherford................................  On demand     Prime      $4,254
John A. Moran........................................  On demand     Prime       4,036
Sidney F. Jones, Jr..................................  On demand     Prime         200
                                                                                ------
                                                                                $8,490
                                                                                ======

     The loans from stockholders were retired on June 28, 1996 with proceeds from the initial public offering.

     Interest of $368,000 and $190,000 was expensed by RMEC under the above loans during January 1, 1996 through June 17, 1996 and the year ended December 31, 1995, respectively.

     On November 14, 1997, the Company borrowed $4 million from Patrick R. Rutherford, President and Chief Executive Officer of the Company. The note matured on December 12, 1997 and carried an interest rate of 8.75%. The note was repaid on December 4, 1997.

     As of December 31, 1997, the total debt maturities by year are as follows (amounts in thousands):

1998..............................................  $     --
1999..............................................    69,000
2000..............................................        --
2001..............................................        --
2002..............................................        --
Thereafter........................................   120,000
                                                    --------
                                                    $189,000
                                                    ========

NOTE 7  ESCROWED FUNDS

     In conjunction with the issuance of the Notes (See Note 6) the Company was required to purchase $24,300,000 of U.S. Government securities and placed the proceeds in escrow with the Trustee. The amount of the securities purchased will be sufficient upon receipt of scheduled interest and principal payments to provide for payment in full of the first four scheduled interest payments due on the Notes. As the result, the utilization of escrowed funds will be amortized over that period of time.

NOTE 8  CAPITAL STOCK

COMMON AND PREFERRED STOCK

     The Certificate of Incorporation of the Company authorizes the issuance of up to 40,000,000 shares of common stock and 10,000,000 shares of preferred stock, the terms, preferences, rights and restrictions of

                        RUTHERFORD-MORAN OIL CORPORATION
which will be established by the Board of Directors of the Company. All shares of common stock have equal voting rights of one vote per share on all matters to be voted upon by stockholders. Cumulative voting for the election of directors is not permitted.

     On June 17, 1996, the Company sold 4,000,000 shares of its common stock in an initial public offering at $23 per share. During July 1996, the Company sold an additional 600,000 shares at $23 per share when the underwriters exercised their over-allotment option.

NOTE 9  RELATED PARTY TRANSACTIONS

     Historically, Rutherford Oil Corporation ("Rutherford Oil"), which is controlled by Patrick R. Rutherford, obtained certain oil and gas related and medical insurance on behalf of the Company and performed certain payroll related services for the Company. The Company has reimbursed Rutherford Oil for its out-of-pocket expenses relating to such insurance and services, which aggregated $133,000 and $731,000, during period January 1, 1996 to June 17, 1996 and the year ended December 31, 1995. Subsequent to June 1996 Rutherford Oil no longer obtained insurance or performed any such services on behalf of the Company.

NOTE 10  EMPLOYEE BENEFIT PLANS

KEY EMPLOYEE STOCK PLAN

     During 1996, the Company established its 1996 Key Employee Stock Plan (the "Stock Plan"). Under the Stock Plan, an aggregate of 500,000 shares will be available for the granting of either stock options or restricted stock awards. The Compensation Committee of the Board of Directors administers this plan.

     Stock options issued under the Stock Plan may not exceed a term of more than ten years and the stock option price may not be less than the fair market value of the shares at the time the option is granted. The options are exercisable ratably over a five year period. During 1997 and 1996, 157,250 and 105,750 stock options were issued. At December 31, 1997, 263,000 stock options were outstanding, of which 21,150 are currently exercisable. The weighted average exercise prices for options granted during 1997 and 1996 were $22.04 and $23.00 per share, respectively, with exercise prices ranging from $18.19 to $23.00 per share.

     The Compensation Committee may award shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. Issuance of the stock may be subject to certain restrictions, but in no case can the conditions continue for more than ten years from the date of the award. As the shares vest, each employee receiving such restricted stock has all of the rights of a stockholder, including without limitation, the right to vote such shares. At December 31, 1997, restricted stock awards for 58,338 shares had been granted at no cost to the employees, of which 7,000 and 51,338 shares were granted during 1997 and 1996, respectively. Deferred compensation is recorded at the date of the restricted stock award and is amortized into compensation expense over the vesting period. At December 31, 1997, deferred compensation of $906,000 was recorded and related compensation expense in 1997 and 1996 of $311,000 and $127,000, respectively, was recognized. Substantially all restricted stock awards outstanding at December 31, 1997, vest ratably over a five year period. At December 31, 1997, 12,368 shares were vested.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     During 1996, the Company established its 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, an aggregate of 50,000 shares of common stock will be available for the granting of stock options to non-employee directors of the Company. The exercise price of a stock option granted pursuant to the Director Plan may not be less than the fair market value of the common stock on the date of grant and the stock option term may not exceed ten years. Stock options granted under the Director Plan are exercisable in full after the first anniversary of grant. The Director Plan provides for an initial

                        RUTHERFORD-MORAN OIL CORPORATION
grant of stock options to each non-employee director to purchase 2,500 shares of common stock contemporaneously with the initial public offering and the annual grant of stock options to acquire 1,000 shares of stock to each non-employee director serving on the board of directors following each annual meeting of the stockholders. As of December 31, 1997, non-employee directors have been granted stock options to acquire 14,000 shares of common stock, of which 10,000 shares are exercisable. The range of exercise prices for all options granted to date is $22.00 to $23.00 per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its Stock Plan and Director Plan. Accordingly, no compensation has been recognized for stock-based compensation other than for restricted stock awards. Had compensation cost for the stock options issued under the Stock Plan and Director Plan been determined based upon SFAS No. 123, the fair value at the grant date for awards under these plans consistent with the methodology prescribed under the Company's net loss and net loss per share would have increased by approximately $348,279, or $.01 per share during 1997 and $1,812,000, or $0.07 per share during 1996. The fair value of the stock options granted during the twelve-month periods ended December 31, 1997 and 1996 are estimated as $10.63 and $16.32, respectively on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 55.10% and 23%, respectively, risk-free interest rate of 5.54% and 6.42%, respectively, assumed forfeiture rate of 0%, and an expected life of 4 years and 9.5 years, respectively.

     At December 31, 1997, 239,962 and 36,000 shares of common stock were reserved for issuance pursuant to the Stock Plan and the Director Plan, respectively. The remaining weighted average life of the 273,000 options outstanding at December 31, 1997, is 9 years.

NOTE 11  COMMITMENTS AND CONTINGENCIES

GUARANTY AND INDEMNITY AGREEMENT

     On February 9, 1996, Thai Romo entered into a Guaranty and Indemnity Agreement ("Guaranty") associated with a Bareboat Charter Agreement between Tantawan Services, LLC ("Tantawan Services"), as charterer, and Tantawan Production B.V., as lessor, for the leasing and operation of a Floating Production Storage and Offloading system (FPSO) known as the Tantawan Explorer. The initial duration of the Bareboat Charter Agreement is 10 years commencing upon delivery of crude oil to the FPSO. The hire rate under the Bareboat Charter Agreement is $55,000 per day. Thai Romo has guaranteed payment of 46.34% of these costs or $25,448 per day. The Guaranty terminates upon the expiration of the Bareboat Charter Agreement, notwithstanding the lawful termination or cancellation of the Bareboat Charter Agreement. Should the initial term of the Guaranty be extended or the FPSO purchased, Thai Romo would remain obligated for 46.34% of any subsequent obligations incurred by Tantawan Services.

                        RUTHERFORD-MORAN OIL CORPORATION

LEASE COMMITMENTS

     RMEC is subject to an office lease which expires in February 2002. The commitment under this lease is as follows (amounts in thousands):

                         YEAR
                         ----
1998..................................................  $133
1999..................................................   142
2000..................................................   159
2001..................................................   159
2002..................................................    27
                                                        ----
                                                        $620
                                                        ====

     Rental expense paid during 1997 and the years ended December 31, 1996 and 1995 was $133,000, $97,000, and $67,000, respectively.

NOTE 12  LITIGATION

     As of December 31, 1997, the Company is not aware of any current or potential legal proceedings.

NOTE 13  PRIMARY CUSTOMERS

     All natural gas produced from the Tantawan and Benchamas Fields will be sold to PTT, which maintains a monopoly over gas transmission and distribution in Thailand.

     A Gas Sales Agreement (the "GSA") with PTT for the Tantawan Field was signed on November 7, 1995. Under the GSA, which is a take or pay agreement, contracted deliveries of gas to PTT began in 1997 at a reduced price and was sold at full contractual price at the conclusion of a 72-hour production test, which was completed in March 1997. The natural gas price is based on formulae which provide adjustments to the base price for natural gas on each April 1 and October 1. Adjustments will be made to reflect changes in (i) wholesale prices in Thailand, (ii) the U.S. producer price index for oil field machinery and tools, and (iii) medium fuel oil prices. Adjustment factors for oil field machinery and medium fuel oil prices will be subsequently adjusted for Thai Baht/U.S. Dollar fluctuations, since payments from PTT are in Thai Baht. The realized price was estimated to be equivalent to $1.64 per thousand cubic feet
(Mcf) in December 1997.

     The GSA was amended in November 1997 to incorporate production from the Benchamas Field and the daily contract quantity will be increased upon the conclusion of a 72 hour production test at Benchamas Field once such production commences.

     The crude oil and condensate blend is sold on the spot market. The Company believes that it can sell the blend to a variety of purchasers.

NOTE 14  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     At December 31, 1997 and 1996 the Concession accounted for 100% of the Company's future net cash flow from proved reserves.

     Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. The prices used in the reserve estimates are prices the Company estimated it would have received at the respective date had the Tantawan and Benchamas fields been producing at such time, except where fixed and determinable price escalations or oil hedges are provided by contract. Reserve quantities and future production are based primarily upon reserve reports prepared by the

                        RUTHERFORD-MORAN OIL CORPORATION
independent petroleum engineering firm of Ryder Scott Company. These estimates are inherently imprecise and subject to substantial revision.

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

     Estimates of future net cash flows from proved reserves of oil and gas were made in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." The estimates are based on prices the Company estimated it would have received at the respective date had the Tantawan and Benchamas fields been producing at such time. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future tax expense. Tax expense is calculated by applying the existing U.S. and Thailand statutory tax rates, including any known future changes. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases and decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves not considered proved at the present, which may be recovered as a result of further exploration and development activities; and
(iv) other business risks.

     In computing the present value of the estimated future net cash flows, a discount factor of 10% was used pursuant to SEC regulations to reflect the timing of those net cash flows. Present value, regardless of the discount rate used, is materially affected by assumptions about timing of future production, which may prove to have been inaccurate. The following reserve value data represent estimates only, which are subject to uncertainty given the current energy markets.

  Capitalized Costs of Oil and Gas Producing Activities

     The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization as of the dates indicated (amounts in thousands).

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Productive and nonproductive properties being depleted......  $151,176    $     --
Unevaluated leasehold and property costs not subject to
  amortization..............................................    87,092     113,484
Less accumulated depreciation, depletion and amortization...   (17,893)         --
                                                              --------    --------
Net capitalized costs.......................................  $220,375    $113,484
                                                              ========    ========

                        RUTHERFORD-MORAN OIL CORPORATION

  Costs Incurred in Oil and Gas Producing Activities

     The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the periods indicated (amounts in thousands).

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
Property acquisition costs...........................  $ 29,354    $    --    $ 4,224
Exploratory costs....................................    23,485      7,460     26,601
Development cost.....................................    71,703     59,890      6,182
                                                       --------    -------    -------
                                                       $124,542    $67,350    $37,007
                                                       ========    =======    =======

     The following table sets forth the Company's interest in estimated total proved oil and gas reserves for the years ended December 31, 1997, 1996, and 1995:

                                                                  OIL          GAS
                                                                (BBLS)       (MMCF)
                                                              -----------    -------
Total proved reserves at December 31, 1994..................    7,674,372     56,739
New discoveries and extensions..............................    7,634,009     43,376
Revisions of previous estimates.............................      133,636      5,208
Purchase of reserves........................................    3,554,975     26,284
                                                              -----------    -------
Total proved reserves at December 31, 1995..................   18,996,992    131,607
New discoveries and extensions..............................    6,209,030     46,447
Revisions of previous estimates.............................   (3,874,242)   (33,056)
                                                              -----------    -------
Total proved reserves at December 31, 1996..................   21,331,780    144,998
New discoveries and extensions..............................    4,665,021     42,404
Revisions of previous estimates.............................   (1,119,811)   (10,731)
Purchase of reserves........................................    4,766,073     21,400
Production..................................................     (820,289)   (12,764)
                                                              -----------    -------
Total proved reserves at December 31, 1997..................   28,822,774    185,307
                                                              ===========    =======
Proved developed reserves:
  December 31, 1995.........................................           --         --
                                                              ===========    =======
  December 31, 1996.........................................    5,191,993     45,998
                                                              ===========    =======
  December 31, 1997.........................................    7,020,943     60,193
                                                              ===========    =======

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

                        RUTHERFORD-MORAN OIL CORPORATION

  Standardized Measure of Discounted Future Net Cash Flows

     The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 1997, 1996 and 1995 (amounts in thousands):

                                                             DECEMBER 31,
                                                  -----------------------------------
                                                    1997         1996         1995
                                                  ---------    ---------    ---------
Future cash inflows.............................  $ 814,030    $ 811,239    $ 621,742
Future development costs........................   (246,791)    (184,753)    (127,198)
Future production costs.........................   (335,160)    (245,398)    (207,352)
                                                  ---------    ---------    ---------
Future net cash inflows before income taxes.....    232,079      381,088      287,192
Future income taxes.............................    (18,006)    (134,276)    (137,204)
                                                  ---------    ---------    ---------
Future net cash flows...........................    214,073      246,812      149,988
Discount at 10% per annum.......................   (156,016)    (103,446)     (74,669)
                                                  ---------    ---------    ---------
Standardized measure of discounted future net
  cash inflows..................................  $  58,057    $ 143,366    $  75,319
                                                  =========    =========    =========

     Principal changes in the Standardized Measure of Discounted Futures Net Cash Flows attributable to the Company's proved oil and gas reserves for the periods indicated are as follows (amounts in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1997         1996        1995
                                                    ---------    --------    --------
Sales, net........................................  $ (10,791)   $     --    $     --
New discoveries and extensions....................     23,106     101,776      52,372
Revisions of quantity estimates...................    (11,381)    (51,043)      6,027
Purchases of reserves in place....................     19,189          --      27,182
Net changes in sales and transfer prices, net of
  production costs................................   (120,927)      5,647      (2,712)
Accretion of discount.............................     17,419      13,163       5,211
Net change in income taxes........................    129,393       2,405     (38,163)
Changes in future development costs...............     (5,059)         --          --
Change in production rates (timing) and other.....   (126,258)     (3,901)     (8,561)
                                                    ---------    --------    --------
Net Change........................................  $ (85,309)   $ 68,047    $ 41,356
                                                    =========    ========    ========

NOTE 15  FINANCIAL INSTRUMENTS

  Determination of Fair Values of Financial Instruments

     Fair value for cash and cash equivalents, short-term investments, receivables and payables at December 31, 1997, and December 31, 1996, approximates carrying value.

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. The value added tax receivable, which is denominated in Thai Baht, approximates fair value as it is translated at the December 31, 1997 exchange rate and can be converted into cash within a short period of time. The carrying amount of joint interest receivables and payables and accounts payable and accrued expenses approximates fair value because they are generally paid or earned within sixty days. The carrying amount of the note payable to bank approximates fair value because the interest rate is reset at periodic intervals based upon market rates. The carrying amount of the Notes approximates fair value based upon current market prices. See Note 2 for discussion of the fair value of hedging and swap options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and portions of which are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     The following financial statements and the Reports of Independent Public Accountants are filed as a part of this report:

Independent Auditors' Report

  Consolidated Statements of Operations, for the year ended December 31, 1997, the periods June 18, 1996 through December 31, 1996 (Company), and January 1, 1996 through June 17, 1996 and for the year ended December 31, 1995 (Predecessors)

  Consolidated Balance Sheets, December 31, 1997 and December 31, 1996 (Company)

  Consolidated Statements of Changes in Stockholders' and Predecessors' Equity, for the year ended December 31, 1997 and periods June 18, 1996 through December 31, 1996 (Company), and January 1, 1996 through June 17, 1996 and for the year ended December 31, 1995 (Predecessors)

  Consolidated Statements of Cash Flows, for the year ended December 31, 1997, the periods June 18, 1996 through December 31, 1996 (Company), and January 1, 1996 through June 17, 1996 and for the year ended December 31, 1995 (Predecessors)

Notes to Consolidated Financial Statements

2. Financial Statements Schedules

     Financial statement schedules have been omitted because they are not applicable for the information required therein or are included elsewhere in the financial statements or notes thereto.

3. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *3.1            -- Restated Certificate of Incorporation of the Company.
         *3.2            -- Bylaws of the Company dated April 1, 1996.
       ***3.3            -- Certificate of Incorporation of Rutherford-Moran
                            Exploration Company
       ***3.4            -- Bylaws of Rutherford-Moran Exploration Company

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       ***3.5            -- Certificate of Incorporation of Thai Romo Holdings, Inc.
       ***3.6            -- Bylaws of Thai Romo Holdings, Inc.
       ***3.7            -- Articles of Association of Thai Romo Limited
      ****4.1            -- Indenture between Rutherford-Moran Oil Corporation and
                            Bank of Montreal Trust Company, as trustee dated as of
                            September 29, 1997.
      ****4.2            -- Form of Note between Rutherford-Moran Oil Corporation and
                            Bank of Montreal Trust Company, as trustee relating to
                            10.75% Senior Subordinated Notes due 2004.
        *10.1            -- Ministry of Industry Petroleum Concession dated August 1,
                            1991, awarded to Thai Romo, Thaipo and Maersk Oil.
        *10.2            -- Ministry of Industry Supplementary Petroleum Concession
                            (No. 1) to Petroleum Concession No. 1/2534/36 dated March
                            6, 1992, awarded to Maersk Oil (Thailand) Ltd. and Thaipo
                            Limited and Thai Romo Limited.
        *10.3            -- Ministry of Industry Supplementary Petroleum Concession
                            (No. 2) to Petroleum Concession No. 1/2535/36 dated
                            September 4, 1995, awarded to Thaipo Limited and Thai
                            Romo Limited.
        *10.4            -- Joint Operating Agreement to be effective as of March 3,
                            1995 among Thai Romo, Thaipo and Sophonpanich.
        *10.5            -- Joint Operating Agreement dated August 1, 1991 among Thai
                            Romo, Thaipo, Maersk Oil and Sophonpanich.
        *10.6            -- Gas Sales Agreement dated November 7, 1995 between
                            Petroleum Authority of Thailand, Thai Romo, Thaipo, and
                            Sophonpanich.
     ****10.7            -- First Amendment to the Gas Sales Agreement dated November
                            12, 1997 between Petroleum Authority of Thailand and
                            B8/32 Partners Limited, Thaipo Limited, Thai Romo Limited
                            and Palang Sophon Limited
        *10.8            -- Bareboat Charter Agreement dated February 9, 1996 between
                            Tantawan Production B.V. and Tantawan Services, L.L.C.
        *10.9            -- Operating Agreement between SBM Marine Services Thailand
                            Ltd. and Tantawan Services, L.L.C. dated February 9,
                            1996.
        *10.10           -- Guaranty and Indemnity Agreement dated February 9, 1996, by Thai Romo to Tantawan Production B.V.
        *10.11           -- Guaranty and Indemnity Agreement dated February 9, 1996, by Thai Romo to SBM Marine Services Thailand Ltd.
        *10.12           -- 1996 Key Employee Stock Plan (and form of option and
                            stock agreements).
        *10.13           -- 1996 Non-Employee Director Stock Option Plan (and form of option agreement).
        *10.14           -- Letter Agreement dated March 28, 1996 with David
                            Chavenson.
      ***10.15           -- $150,000,000 Revolving Credit Facility dated as of
                            December 3, 1997 with The Chase Manhattan Bank as Lender
                            and Agent.
        *10.16           -- Registration Rights Agreement.
       **10.17           -- Share Sale Agreement between Maersk Olie Og and Thai Romo
                            Limited dated January 13, 1997
         21.1            -- Subsidiaries of the Company.
         27.1            -- Financial Data Schedule

---------------

    * Incorporated by reference from the Company's Registration Statement on Form S-1, as amended (File No. 333-4122).

   ** Incorporated by reference from the Company's Form 8-K dated March 3, 1997.

  *** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

 **** Incorporated by reference from the Company's Registration Statement on Form S-4, as amended (File No. 333-41015).

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RUTHERFORD-MORAN OIL CORPORATION

                                        By:    /s/ PATRICK R. RUTHERFORD
                                           -------------------------------------
                                                   Patrick R. Rutherford
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date:

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

              /s/ PATRICK R. RUTHERFORD                President and Chief Executive    March 31, 1998
-----------------------------------------------------    Officer (Principal Executive
                Patrick R. Rutherford                    Officer and Director)

                  /s/ JOHN A. MORAN                    Director and Chairman of the     March 31, 1998
-----------------------------------------------------    Board
                    John A. Moran

               /s/ DAVID F. CHAVENSON                  Vice President and Chief         March 31, 1998
-----------------------------------------------------    Financial Officer (Chief
                 David F. Chavenson                      Financial and Accounting
                                                         Officer)

                                                       Director                         March 31, 1998
-----------------------------------------------------
                    Howard Gittis

                  /s/ HARRY C. LEE                     Director                         March 31, 1998
-----------------------------------------------------
                    Harry C. Lee

                  /s/ JERE MCKENNY                     Director                         March 31, 1998
-----------------------------------------------------
                    Jere McKenny

                                                       Director                         March 31, 1998
-----------------------------------------------------
                 Chote Sophonpanich

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RUTHERFORD-MORAN EXPLORATION
                                          COMPANY

                                          By:   /s/ PATRICK R. RUTHERFORD

                                            ------------------------------------
                                                   Patrick R. Rutherford
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                  /s/ JOHN A. MORAN                    Chairman of the Board
-----------------------------------------------------
                    John A. Moran

              /s/ PATRICK R. RUTHERFORD                President and Director (principal
-----------------------------------------------------    executive officer)
                Patrick R. Rutherford

                                                       Vice President and Secretary and
-----------------------------------------------------    Director
                  Michael D. McCoy

               /s/ DAVID F. CHAVENSON                  Treasurer and Director (principal
-----------------------------------------------------    financial officer and principal
                 David F. Chavenson                      accounting officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THAI ROMO HOLDINGS, INC.

                                          By:   /s/ PATRICK R. RUTHERFORD

                                            ------------------------------------
                                                   Patrick R. Rutherford
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                  /s/ JOHN A. MORAN                    Chairman of the Board
-----------------------------------------------------
                    John A. Moran

              /s/ PATRICK R. RUTHERFORD                President and Director (principal
-----------------------------------------------------    executive officer)
                Patrick R. Rutherford

                                                       Vice President and Secretary and
-----------------------------------------------------    Director
                  Michael D. McCoy

               /s/ DAVID F. CHAVENSON                  Treasurer and Director (principal
-----------------------------------------------------    financial officer and principal
                 David F. Chavenson                      accounting officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THAI ROMO LIMITED

                                          By:   /s/ PATRICK R. RUTHERFORD

                                            ------------------------------------
                                                   Patrick R. Rutherford
                                              Director and Principal Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
              /s/ PATRICK R. RUTHERFORD                Director (principal executive
-----------------------------------------------------    officer)
                Patrick R. Rutherford

                  /s/ JOHN A. MORAN                    Director
-----------------------------------------------------
                    John A. Moran

               /s/ DAVID F. CHAVENSON                  Director (principal financial
-----------------------------------------------------    officer and principal accounting
                 David F. Chavenson                      officer)

                                                       Director
-----------------------------------------------------
                  Michael D. McCoy

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

         *3.1            -- Restated Certificate of Incorporation of the Company.
         *3.2            -- Bylaws of the Company dated April 1, 1996.
       ***3.3            -- Certificate of Incorporation of Rutherford-Moran
                            Exploration Company
       ***3.4            -- Bylaws of Rutherford-Moran Exploration Company
       ***3.5            -- Certificate of Incorporation of Thai Romo Holdings, Inc.
       ***3.6            -- Bylaws of Thai Romo Holdings, Inc.
       ***3.7            -- Articles of Association of Thai Romo Limited
      ****4.1            -- Indenture between Rutherford-Moran Oil Corporation and
                            Bank of Montreal Trust Company, as trustee dated as of
                            September 29, 1997.
      ****4.2            -- Form of Note between Rutherford-Moran Oil Corporation and
                            Bank of Montreal Trust Company, as trustee relating to
                            10.75% Senior Subordinated Notes due 2004.
        *10.1            -- Ministry of Industry Petroleum Concession dated August 1,
                            1991, awarded to Thai Romo, Thiapo and Maersk Oil.
        *10.2            -- Ministry of Industry Supplementary Petroleum Concession
                            (No. 1) to Petroleum Concession No. 1/2534/36 dated March
                            6, 1992, awarded to Maersk Oil (Thailand) Ltd. and Thaipo
                            Limited and Thai Romo Limited.
        *10.3            -- Ministry of Industry Supplementary Petroleum Concession
                            (No. 2) to Petroleum Concession No. 1/2535/36 dated
                            September 4, 1995, awarded to Thaipo Limited and Thai
                            Romo Limited.
        *10.4            -- Joint Operating Agreement to be effective as of March 3,
                            1995 among Thai Romo, Thaipo and Sophonpanich.
        *10.5            -- Joint Operating Agreement dated August 1, 1991 among Thai
                            Romo, Thaipo, Maersk Oil and Sophonpanich.
        *10.6            -- Gas Sales Agreement dated November 7, 1995 between
                            Petroleum Authority of Thailand, Thai Romo, Thaipo, and
                            Sophonpanich.
     ****10.7            -- First Amendment to the Gas Sales Agreement dated November
                            12, 1997 between Petroleum Authority of Thailand and
                            B8/32 Partners Limited, Thaipo Limited, Thai Romo Limited
                            and Palang Sophon Limited
        *10.8            -- Bareboat Charter Agreement dated February 9, 1996 between
                            Tantawan Production B.V. and Tantawan Services, L.L.C.
        *10.9            -- Operating Agreement between SBM Marine Services Thailand
                            Ltd. and Tantawan Services, L.L.C. dated February 9,
                            1996.
        *10.10           -- Guaranty and Indemnity Agreement dated February 9, 1996, by Thai Romo to Tantawan Production B.V.
        *10.11           -- Guaranty and Indemnity Agreement dated February 9, 1996, by Thai Romo to SBM Marine Services Thailand Ltd.
        *10.12           -- 1996 Key Employee Stock Plan (and form of option and
                            stock agreements).
        *10.13           -- 1996 Non-Employee Director Stock Option Plan (and form of option agreement).
        *10.14           -- Letter Agreement dated March 28, 1996 with David
                            Chavenson.
      ***10.15           -- $150,000,000 Revolving Credit Facility dated as of
                            December 3, 1997 with The Chase Manhattan Bank as Lender
                            and Agent.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.16           -- Registration Rights Agreement.
       **10.17           -- Share Sale Agreement between Maersk Olie Og and Thai Romo
                            Limited dated January 13, 1997
         21.1            -- Subsidiaries of the Company.
         27.1            -- Financial Data Schedule

---------------

    * Incorporated by reference from the Company's Registration Statement on Form S-1, as amended (File No. 333-4122).

   ** Incorporated by reference from the Company's Form 8-K dated March 3, 1997.

  *** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

 **** Incorporated by reference from the Company's Registration Statement on Form S-4, as amended (File No. 333-41015).