Form 10-K/A
period 1997-12-31
RUTHERFORD-MORAN OIL CORP
filed 1998-04-29
CIK 1012884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                              Commission file number:
   DECEMBER 31, 1997                                           000-20849


                       RUTHERFORD-MORAN OIL CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  76-0499690
       (State of incorporation)             (I.R.S. Employee identification No.)

           5 GREENWAY PLAZA
              SUITE 220
            HOUSTON, TEXAS                                  77046
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 713-622-5555

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

                                                 NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                          ON WHICH REGISTERED
     -------------------                          -------------------
Common Stock, $0.01 par value                NASDAQ NAtional Market System

                                  ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 1998 was $158,316,476 based upon the average bid and asked price on such date of $24.0625 per share.

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                                                 NUMBER OF SHARES OUTSTANDING
    TITLE OF EACH CLASS                               AT MARCH 25, 1998
    -------------------                               -----------------
Common Stock, $0.01 par value                             25,614,000

                        TABLE OF ADDITIONAL REGISTRANTS

         Each of the following subsidiaries of Rutherford-Moran Oil Corporation, and each other subsidiary that is or becomes a guarantor of the 10 3/4% Senior Subordinated Notes Due 2004 of the Company, is hereby deemed to be a registrant.

                                                   State or Other         Industrial        I.R.S. Employer
                                                  Jurisdiction of       Classification       Identification
                      Name                         Incorporation            Number               Number
                      ----                         -------------            ------               ------
 Thai Romo Limited   . . . . . . . . . . . . .         Kingdom of             1311              76-0435668
                                                       Thailand

 Thai Romo Holdings, Inc.  . . . . . . . . . .          Delaware              1311              76-0511017

 Rutherford-Moran Exploration Company . . . .          Delaware               1311              76-0321674


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is the name, age and position of each of the directors and executive officers of the Company. There is no family relationship among any of these individuals.

 NAME                                      AGE      POSITION
 ----                                      ---      --------
 John A. Moran (1)(2)(4)                   65       Chairman of the Board of Directors

 Patrick R. Rutherford (1)(2)(4)           63       President, Chief Executive Officer and Director

 Howard Gittis (1)(4)                      63       Director

 Jere W. McKenny (1)(2)(3)                 69       Director

 Harry C. Lee (3)(4)                       65       Director

 Chote Sophonpanich (2)(3)                 55       Director

 David F. Chavenson                        45       Vice President, Chief Financial Officer and
                                                    Corporate Secretary

 Gregory Nelson                            50       Vice President, Exploration

 Thomas E. Rankin                          62       Vice President, Operations

__________________________________

(1)   Member of the Executive Committee of the Board of Directors.

(2)   Member of the Nominating Committee of the Board of Directors.

(3)   Member of the Audit Committee of the Board of Directors.

(4)   Member of the Compensation Committee of the Board of Directors.



JOHN A. MORAN has been Chairman of the Board of the Company since its inception. Since 1993, he has been President of Rutherford-Moran Exploration Company ("RMEC"), which became a wholly-owned subsidiary of the Company in June 1996. Since April 1967 until his retirement in 1992, Mr. Moran has been a Director and Officer of the Dyson-Kissner-Moran Corporation, a private holding company engaged primarily in the manufacture and distribution of industrial and consumer products and a developer of commercial and industrial real estate on the east coast of the United States ("DKM"). During that time, Mr. Moran has been successively, Vice President, Executive Vice President, President, Chairman of the Board and Chairman of the Executive Committee of DKM. Prior to joining what was then the Dyson-Kissner Corporation, Mr. Moran was a Vice President of Blyth & Co., Inc., investment bankers, in their New York and Los Angeles offices. Mr. Moran is a Director of Bessemer Securities Corporation, New York City. He holds a B.S. in Banking and Finance from the University of Utah and an honorary L.L.B. from that institution. He is a member and former Chairman of the National Advisory Council of the University of Utah, and a former Director of the United Nations Association and trustee of the Brooklyn Museum. He is a member of the Chief Executives Organization and The Foreign Policy Association.


PATRICK R. RUTHERFORD has been President and Chief Executive Officer of the Company since its inception. He has been Chairman of the Board of RMEC since its inception. Since 1973, he has been Chairman of the Board and part owner of Rutherford Oil Corporation (an oil and gas exploration and production company that serves as operator of wells located in Texas and Louisiana and of producing platforms in the Gulf of Mexico). He also served on the Board of Regents of West Texas State University and was

President of the Houston Speech and Hearing Center. He also has served as a director of First Interstate Bank of Texas, Texas Commerce Bancshares, OKC Corporation, Olix Company, The University of Texas Health Science Center Development Board, the Geological Foundation of the University of Houston, and he was one of the founding directors of Southwest Airlines.

HOWARD GITTIS was elected to serve as a director of the Company immediately prior to commencement of the Company's initial public offering on June 20, 1996. Mr. Gittis is the Vice Chairman & Chief Administrative Officer of MacAndrews & Forbes Holdings Inc., a diversified holding company in companies which report under the Securities Exchange Act of 1934. His other directorships include CLN Holdings, Inc., Consolidated Cigar Holdings Inc., First Nationwide Holdings Inc., First Nationwide (Parent) Holdings Inc., California Federal Bank, a Federal Savings Bank, M&F Worldwide Corp., Pneumo Abex Corporation, REV Holdings, Inc., Revlon, Inc., Revlon Consumer Products Corporation, Revlon Worldwide Corporation, Loral Space & Communications Ltd. and Jones Apparel Group. Prior to joining MacAndrews & Forbes in 1985, Mr. Gittis was a partner at the Philadelphia law firm of Wolf, Block, Schorr and Solis-Cohen ("Wolf Block") where he had served as Chairman of the Executive Committee. His tenure at Wolf Block lasted over 25 years and concentrated on general litigation, real estate, and corporate acquisition and divestiture work. Mr. Gittis is a member of the Board of Overseers of the University of Pennsylvania Law School, a Trustee of Temple University and a member of the Board of Visitors of Temple University School of Law. Mr. Gittis holds two degrees from the University of Pennsylvania, a B.S. in Economics and an L.L.B. from the Law School.

JERE W. MCKENNY was elected to serve as a director of the Company immediately prior to commencement of the Company's initial public offering on June 20, 1996. Prior to his retirement in 1993, Mr. McKenny was President and Chief Operating Officer of Kerr-McGee Corporation ("Kerr-McGee") for nine years. He also served as President, Vice Chairman of the Board, Vice President-Exploration and Vice President-Oil and Gas Exploration during his forty years of employment with Kerr-McGee. Mr. McKenny currently serves on the School of Geology and Geophysics Advisory Board, College of Business Administration Board of Advisors and College of Engineering Board of Visitors Advisory Board of the University of Oklahoma on the Executive Committee and Board of Directors of the Allied Arts Foundation and is a member of the Board of Venus Exploration, Inc.. Mr. McKenny holds a B.S. and an M.S. in Geological Engineering from the University of Oklahoma.

HARRY C. LEE was elected to serve as a director of the Company immediately prior to commencement of the Company's initial public offering on June 20, 1996. Mr. Lee is an energy resources consultant in the area of oil and gas exploration and production. Prior to his retirement in 1993, Mr. Lee was with Unocal Corporation ("Unocal") for 34 years. During his tenure at Unocal, Mr. Lee served in various executive and managerial functions at both parent and subsidiary levels, including Energy Resources Vice President-Operations for major international and domestic business units from 1992 to 1993, President of Unocal International Oil & Gas Division 1988 to 1992, and Vice President and General Manager of Union Oil Company of Indonesia from 1978 to 1982. Mr. Lee holds a B.S. in Geology and an M.S. in Geology from the University of Oklahoma.

CHOTE SOPHONPANICH was elected to serve as a director of the Company immediately prior to commencement of the Company's initial public offering on June 20, 1996. Mr. Sophonpanich is Executive Chairman of Green Spot (Thailand) Co. Ltd. and Chairman of Krungdhep Sophon Public Company Ltd., Eternal Petrochemicals Co. Ltd. and C.S. Capital Ltd., all of which are companies organized under the laws of the Kingdom of Thailand. He is serving as a non-executive director of the Bangkok Bank with which he has been affiliated since 1966. Mr. Sophonpanich is also a director of Chote Chalit Co. Ltd., Shangri-la Hotel Public Company Ltd., Siam Food Products Public Company Ltd., Palang Sophon Limited (one of the concessionaires, including the Company, in Block B8/32 currently covering approximately 750,000 acres in the central portion of the Gulf of Thailand), Thoresen Agency Public Company Ltd., Union Plastic Public Company Ltd., Union Textile Industries Public Company Ltd. and Wilson Insurance Ltd. in Thailand. He also is serving as a non-executive director of companies outside of Thailand, such as Bangkok Investments Ltd. of Cayman Islands, First Overseas Bangkok Investments Pte. Ltd. of Singapore and Stelux Co. Ltd. of Hong Kong. Mr. Sophonpanich graduated from the University of Sydney with a Bachelor's degree in Economics.

DAVID F. CHAVENSON has been Vice President and Chief Financial Officer and Corporate Secretary of the Company since April 1996. Mr. Chavenson was Treasurer of Oryx Energy Company, an oil and gas exploration and production company (previously Sun Exploration and Production Co.) ("Oryx"), from 1993 to April 1996. Prior to that, during his 18 years with Oryx, he served as Assistant Treasurer and Manager of Corporate Finance, Manager of Financial Analysis and Senior Financial Specialist. Mr. Chavenson holds a B.A. in Economics from Dickinson College and received an M.B.A. from the Harvard Business School. He is also a C.P.A.

GREGORY NELSON has been Vice President, Exploration of the Company since its inception. From 1984 to 1992, Mr. Nelson was employed by Rutherford Oil Corporation as an explorationist. From 1977 to 1984, Mr. Nelson was with Mobil Oil Corporation. His duties at Mobil included exploration, with both geological and geophysical responsibility, in the Gulf of Mexico and North Africa. His last position at Mobil was Manager of Production Geology, North Texas and San Juan Basin, New Mexico. He has a B.A. in Geology from Winona State College and pursued post graduate studies in geology at The Ohio State University from 1974 to 1977.

THOMAS E. RANKIN has been Vice President, Operations of the Company since May, 1997. Mr. Rankin has forty years of diversified executive responsibilities in logistics, drilling and production operations worldwide with major multinational energy companies. He was president of his own international engineering consulting firm from 1995 to 1997. Mr. Rankin was Worldwide Drilling Manager (Exploration) for Amoco Production Company upon his retirement in 1995 after holding numerous international engineering and managerial positions during his 28 years with Amoco. He spent nine years with Marathon Oil Company in various domestic engineering assignments prior to joining Amoco. Mr. Rankin has a B.S. in Petroleum Engineering from The University of Texas.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by the regulations promulgated under Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and written representations form reporting persons that no report on Form 5 was required, the Company believes that, expect as described in the immediately following sentence, during the period from January 1, 1997 through December 31, 1997, all filing requirements applicable to officers, directors and greater than ten-percent stockholders were complied with. On February 11, 1998, Gregory Nelson, Vice President, Exploration of the Company, filed an Annual Statement of Changes of Beneficial Ownership on Form 5. Mr. Nelson's Form 5 reported the acquisition of 3,000 shares of Common Stock of the Company on October 1, 1996, which transaction was not previously reported on any filing.



ITEM 11.  EXECUTIVE COMPENSATION

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Prior to commencement of the Company's initial public offering on June 20, 1996, all compensation decisions with respect to the Company's executive officers were made by Messrs. Moran and Rutherford, which included salary amounts for 1995 and 1996 as well as bonus amounts for 1995. Following commencement of the initial public offering, the Compensation Committee has ratified or approved all compensation decisions, including the level of bonuses paid to executive officers during 1996 and 1997. Messrs. Moran and Rutherford also serve on the Company's Compensation Committee and are expected to participate in compensation decisions in the future. Other members of such committee are Messrs. Gittis and Lee.

      On November 14, 1997, 1997, the Company borrowed $4 million from Patrick
R. Rutherford, President and CEO of the Company. The note matured on December 12, 1997 and had an interest rate of 8.75%. The note was repaid on December 4, 1997 with proceeds from the Company's Revolving Credit Facility with Chase Manhattan Bank.


            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

GENERAL POLICY

      The Company's executive compensation program is designed to attract and retain talented management personnel and to reward management for successful performance of their duties and improving stockholder value. Compensation and incentives are provided through the combination of cash salaries and bonuses, stock option awards and grants of restricted stock. The Company's overall compensation package is intended to provide the Company's executive officers with additional compensation, with an emphasis on compensation that rewards the executive for actions that have demonstrably benefitted the long-term interests of the Company. Decisions with respect to compensation for any particular executive officer are based on a number of factors, including the individual's performance and contribution to the future growth of the Company, the financial and operational results of the Company and industry and market conditions.

      The components of the Company's executive compensation program are more specifically summarized below.

      Base Salary

      The base salaries during 1997 of the Company's executive officers were determined by Mr. Moran and Mr. Rutherford based on the employee's respective positions with the Company, their talents and experience and competitive market factors, including the desire by the Company to retain executives with expertise and proven success in the Company's business areas. The Company currently does not pay Mr. Rutherford a salary for his services as the President and Chief Executive Officer of the Company nor Mr. Moran for his services as Chairman of the Board of Directors. Although such compensation was determined subjectively by Mr. Moran and Mr. Rutherford based upon their experience in the oil and gas industry and without consulting independent consultants or surveys, the Company believes that such base salaries are within the range of base salaries paid to executive officers at comparable companies.

      Bonus Compensation


      Bonus compensation is provided to the Company's executive officers from time to time based on the financial results of the Company and various subjective factors. The Company awarded Messrs. McCoy, Chavenson, Nelson and Rankin cash bonuses of $35,000, $30,000, $15,000 and $16,000, respectively for 1997 executive compensation. These bonuses were intended to reward them for the significant contributions that they made to both the operations and finances of the Company in 1997. Factors considered in awarding cash bonuses during 1997 include each executive's contribution to (i) the initial operations of the Tantawan Field, (ii) the identification and access to new sources of capital for the Company, (iii) the growth of the Company's hydrocarbon reserve base, (v) the individual's prior compensation level and (vi) evaluation by the Company's Chairman of the Board and its Chief Executive Officer of the individual's level of performance and achievement.


LONG-TERM INCENTIVE COMPENSATION

      The Compensation Committee also believes that long-term incentive compensation should be a component of the Company's compensation program and that the value of long-term incentive compensation should be directly related to increases in stockholder value. Thus, in addition to bonuses, the Company provides long-term incentive compensation to its executive officers through grants of restricted stock and stock options under the Company's 1996 Key Employee Stock Plan (the "1996 Plan").

      Under the Company's 1996 Plan, the Compensation Committee has the authority to grant options to purchase shares of Common Stock to the Company's executive officers and key employees for terms of up to ten years, with exercise prices equal to 100% of the fair market value of the shares of stock on the date the option is granted. The Compensation Committee believes that options provide a desirable form of incentive to the Company's executive officers in that options received by an executive officer will be of no value to the officer unless the value of the Common Stock increases. Prior to the formation of the Compensation Committee and upon commencement of the Company's initial public offering on June 20, 1996, the Company granted to its executive officers options to purchase 87,000 shares of Common Stock as well as restricted stock awards of 34,813 shares, all of which vest in 20% increments over five years. Since that time, options to purchase an aggregate of 263,000 shares of Common Stock, as well as restricted stock awards of 58,338 shares, have been granted to the Company's employees.

      Decisions as to whether to grant options and restricted stock awards to an executive officer in the future will be made by the full Board of Directors based upon recommendations from the Compensation Committee in light of existing circumstances, including the executive officer's contributions to the Company over the prior year, the expected contributions by the executive officer in the future and industry and market conditions. If an option or stock award is granted to an executive officer, the number of shares of Common Stock subject to the granted option or award will be based on, among other things, the level of responsibility of the executive officer, the anticipated contribution of the officer to the future growth of the Company and the potential dilution to the Company's stockholders that might result from the grant. The Board and the Compensation Committee also considers the amount and terms of other stock based benefits held by the executive officers. Vesting requirements generally will be placed on stock-based awards in order to relate the benefits of any award granted to an executive officer to the continued employment of the executive officer with the Company.

                                 John A. Moran
                             Patrick R. Rutherford
                                 Howard Gittis
                                  Harry C. Lee

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning compensation for 1995, 1996 and 1997 earned by or paid to the Company's Chief Executive Officer and the other executive officers whose total annual salary and bonus exceeded $100,000 during 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                                             ANNUAL COMPENSATION                             AWARDS
                                     ------------------------------------    --------------------------------------


                                                                                         SECURITIES     ALL OTHER
                                                             OTHER ANNUAL    RESTRICTED  UNDERLYING       ANNUAL
   NAME AND PRINCIPAL                                        COMPENSATION      STOCK      OPTIONS,     COMPENSATION
        POSITION           YEAR       SALARY       BONUS          (1)         AWARD(S)     SARS(#)         (5)
-----------------------  --------    --------    --------    ------------    ----------  ----------    ------------
Patrick R. Rutherford      1997
President and Chief        1996         -              -           -              -            -                -
Executive Officer          1995         -              -           -              -            -                -

Michael D. McCoy           1997     $225,000     $35,000                          -         5,000          $9,500
Executive Vice             1996      187,008      35,000           -       $460,000(3)    45,000(4)          792
President and              1995      154,000      30,000           -              -            -                -
Chief Operating
Officer(2)

David F. Chavenson         1997      174,442(7)   30,000                          -       36,750           9,500
Vice President, Finance    1996      153,743(7)   20,000                    133,699(3)    23,250(4)          792
and Chief Financial        1995         -              -           -              -            -                -
Officer(6)

Gregory Nelson             1997      150,000      15,000           -              -       34,250           9,000
Vice President,            1996      127,075      10,000           -        280,140(3)    18,750(4)          750
Exploration                1995       87,350      20,000           -              -            -                -

Thomas E. Rankin           1997      106,667     16,000            -         90,950(3)    20,000           5,121
Vice President,            1996         -          -               -              -            -                -
Operations (8)             1995         -          -               -              -            -                -

______________________________________________

(1) The aggregate amounts of perquisites and other personal benefits, securities or property is less than 10% of each executive officer's combined annual salary and bonus during the applicable year.

(2)   Mr. McCoy ceased to be employed by the Company effective March 13, 1998.

(3) Represents grants of restricted stock for Messrs. McCoy, Chavenson and Nelson awarded contemporaneously with commencement of the Company's initial public offering, which are valued at the initial public offering price of $23 per share. Messrs. McCoy, Chavenson and Nelson each received 20,000, 5,813 and 9,000 shares, respectively, all of which vest in 20% increments over five years. Such individuals will be entitled to receive any dividends paid with respect to such shares while they remain unvested. Also includes 3,000 shares granted to Mr. Nelson in September 1996, which are valued at $24.38, the fair market value on the date of grant, and which vest over five years. Mr. Rankin's restricted stock award of 5,000 shares are valued at $18.19 and were issued when Mr. Rankin joined the Company in May 1997.

(4) Represents options granted contemporaneously with commencement of the Company's initial public offering at an exercise price equal to the initial public offering price of $23 per share.

(5)   Represents Company contributions to the employee's 401(k) plan account.

(6)   Mr. Chavenson commenced his employment with the Company in April 1996.

(7)   Includes $54,861 in 1996 and $4,442 in 1997 for moving relating expenses.

(8)   Mr. Rankin commenced his employment with the Company in May 1997.

COMPENSATION OF DIRECTORS

      The non-employee directors are each entitled to receive an annual retainer fee of $15,000 and fees of $1,500 per meeting for their attendance at regular and special Board of Directors meetings. Non-employee committee members are entitled to additional fees of $750 for each committee meeting attended. All directors have been and will be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board of Directors meetings.

      Prior to its initial public offering in June, 1996, the Company established the Rutherford-Moran Oil Corporation 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"), pursuant to which options to purchase shares of Common Stock were made available for future grants to non-employee directors. Contemporaneously with the initial public offering, the Company granted to each non-employee director (Messrs. Gittis, McKinney, Lee and Sophonpanich) options to acquire 2,500 shares of Common Stock. In addition, the Director Plan provides for annual grants of options to acquire 1,000 shares of Common Stock to each non-employee director serving on the Board of Directors following each annual meeting of stockholders.

      Effective November 1, 1996, the Company established the Rutherford-Moran Non-Employee Director Deferred Compensation Plan (the "Deferred Compensation Plan"). Pursuant to the Deferred Compensation Plan, non-employee directors of the Company (currently Messrs. Gittis, McKenny, Lee and Sophonpanich) are entitled, pursuant to an annual election, to defer up to 100% percent of all fees paid to him in his capacity as a director of the Company, which deferred amount is credited to an account maintained by the Company on the director's behalf. Interest is credited by the Company to each director's account at a simple interest rate, compounded quarterly, equal to the Company's bank's prime rate or the prime rate of any other national bank established by the Board administering the plan. The Company is obligated to pay to a director (or his beneficiary) the balance in his account upon his death, disability, retirement or earlier resignation or removal. A director also may withdraw all or a part of his account balance in the event of a severe financial hardship (as defined in the Deferred Compensation Plan). During 1997, Messrs. Lee and Gittis deferred fees totalling $50,700.



COMPENSATION PURSUANT TO EMPLOYEE BENEFIT PLANS

      The Company maintains the 1996 Plan, which is intended to provide certain full-time key employees, including officers and certain employee-directors of the Company, with additional incentives to promote the success of the Company's business and to enhance the Company's ability to attract and retain the services of qualified persons. The 1996 Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the Plan, options to purchase Common Stock and restricted stock awards up to an aggregate of 500,000 shares of Common Stock may be granted by the Committee. The maximum number of shares subject to options that may be issued to, and the maximum number of shares subject to restricted stock awards that may be granted to, any employee during any year is 75,000 and 50,000 shares, respectively.
The exercise price of an option granted pursuant to the 1996 Plan may not be less than the fair market value of the Common Stock on the date of grant. In the case of a grant of an option designated as an "Incentive Option" to an employee who owns ten percent or more of the outstanding shares of Common Stock (a "10% Stockholder"), the exercise price of each such option under the 1996 Plan may not be less than 110% of the fair market price of the Common Stock on the date of the grant. No option may be granted under the 1996 Plan with a duration of more than ten years. In the case of a 10% Stockholder, no option designated as an "Incentive Option" may be granted with a duration of more than five years. Options designated as "Incentive Options" under the 1996 Plan may be treated as such only to the extent that the aggregate fair market value of the stock with respect to which options are exercisable for the first time by the option holder in any calendar year, under the 1996 Plan or any other incentive stock option plan of the Company, does not exceed $100,000 valued as of the date of grant. Under the 1996 Plan, the Committee may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the 1996 Plan, with no restrictions continuing for more than ten years from the date of the award.
The 1996 Plan may be
amended by the Board of Directors without any requirement of stockholder approval, except as required by Rule 16b-3 under the Exchange Act ("Rule 16b-3") to obtain the benefits under such Rule and the incentive option rules of the Internal Revenue Code of 1986. As of December 31, 1997, the Committee had granted options to key employees of the Company to purchase an aggregate of 263,000 shares, including options exercisable for 50,000, 60,000, 53,000 and 20,000 shares of Common Stock to Messrs. McCoy, Chavenson, Nelson and Rankin, respectively. In addition, the Company has granted to Messrs. McCoy, Chavenson, Nelson and Rankin restricted stock awards in the amount of 20,000, 5,813, 12,000 and 5,000 shares, respectively. These executive officers were not required to make any payment for these stock options or restricted stock awards, all of which vest over five years in 20% increments. Generally, restrictions on transfer and forfeiture provisions upon termination of employment will apply to the restricted stock covered by these awards for a period of up to five years, after which time the restrictions will lapse and all of the stock will be owned by the employees free of further restrictions under the 1996 Plan. Pursuant to his severance agreement with the Company, Mr. Chavenson is entitled to accelerated vesting of his stock options and restricted stock if he is terminated without "Cause" under his severance agreement. See "-Employment Contracts with Executive Officers".

      The following table sets forth (for each executive officer named in the Summary Compensation Table above) information concerning stock options granted in 1997:


                          OPTION GRANTS IN FISCAL 1997

                                Individual Grants

                                                                                    Potential Realizable Value at
                                            % of Total                            Assumed Annual Rates of Stock
                               Number of      Options                             Price Appreciation for Option
                                 Shares     Granted to                                       Term(1)
                               Underlying    Employees    Exercise                -----------------------------
                                Options         in          Price    Expiration
           Name                 Granted     Fiscal Year   ($/share)     Date            5%              10%
--------------------------    -----------   -----------  ----------- -----------   -----------      -----------
Patrick R. Rutherford              --           --           --          --              --              --

Michael D. McCoy                 5,000          3.2%       $22.50      2/4/07       $70,751           $179,296

David F. Chavenson                6,750                     22.50      2/4/07        95,513            242,050
                                 30,000        23.3%        22.63      8/4/07       426,862          1,081,753

Gregory Nelson                    4,250                     22.50      2/4/07        60,138            152,402
                                 30,000        21.8%        22.63      8/4/07       426,862          1,081,753

Thomas E. Rankin                 20,000        12.7%        18.19      5/1/07       228,760            579,724

__________________

(1) The potential realizable value of each grant of options assumes that the market price of the Company's common stock appreciates in value from the date of grant to the end of the option term at the annualized rate noted above.

      The following table sets forth (for each executive officer named in the Summary Compensation Table above) information concerning stock options exercised in 1997 and stock options unexercised at December 31, 1997:

           AGGREGATED OPTION/SAR EXERCISES IN 1997 AND VALUE TABLE AT
                               DECEMBER 31,19971

                          Shares                   Number of Unexercised            Value of Unexercised
                         Acquired      Value          Options/SARs at           In-the-money Options/SARs at
                            on       Realized        December 31, 1997                December 31,1997
        Name             Exercise       ($)      Exercisable/Unexercisable     Exercisable/Unexercisable (1)
--------------------     --------    --------    -------------------------     -----------------------------
Patrick R. Rutherford       --          --                   --                              --

Michael D. McCoy            --          --              9,000/41,000                         --

David F. Chavenson          --          --              4,650/55,350                         --

Gregory Nelson              --          --              3,750/49,250                         --

Thomas E. Rankin            --          --                0/20,000                           --

_______________

(1) Calculated utilizing the closing price of the Company's Common Stock as reported by the Nasdaq on December 31, 1997.


EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

      The Company has entered into an employment agreement with Mr. Chavenson whereby Mr. Chavenson is compensated at a minimum base salary of $155,000 per year and is eligible for incentive bonuses of up to 35% of his annual base salary, subject to review and adjustment by the Board. In the event Mr. Chavenson's employment with the Company is terminated without Cause (as defined below), he is entitled to receive (i) payment of one year of his base salary (in effect at such time) and bonus (if any), (ii) one year of medical, dental and life insurance coverage, (iii) the right to vest immediately all stock options and restricted stock awards under the 1996 Plan; (iv) relocation assistance, and (v) outplacement benefits. "Cause" is defined as (i) any material failure by Mr. Chavenson after written notice to perform his duties when such failure shall have continued for 30 days after receipt of such notice, (ii) commission of fraud by Mr. Chavenson against the Company, its affiliates or customers, or (iii) conviction of Mr. Chavenson of a felony offense or a crime involving moral turpitude. In the event Mr. Chavenson's employment with the Company is terminated following a Change of Control (as defined in the 1996 Plan), he is entitled to (i) payment of two years of base salary (in effect at such time) and bonus (if any), (ii) two years of medical, dental and life insurance coverage, (iii) relocation assistance, and (iv) outplacement benefits.

                               PERFORMANCE GRAPH

      The following graph compares the cumulative stockholder return on the Common Stock of the Company, for the period from June 26, 1996, the date on which the Company's Common Stock was first registered under Section 12 of the Securities Exchange Act of 1934, as amended, through December 31, 1997, with the cumulative total return of the Standard and Poors 500 Stock Index and an industry index calculated by the Company's peer group. The Company's peer group is comprised of Chesapeake Energy Company, Belco Oil & Gas Corp., Newfield Exploration Corporation, Benton Oil & Gas Corporation, Pogo Producing Company, United Meridian Corp. and Triton Energy Corp. The graph assumes investment of $100 on June 26, 1996 and reinvestment of all dividends.


                                   [GRAPH]


                       6/26/96       12/31/96       12/31/97
                       -------       --------       --------
Rutherford-Moran       $100.00       $117.89         $ 75.26
Peer Group             $100.00       $120.42         $ 69.01
S&P 500                $100.00       $111.68         $148.95


      The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to the Regulations of 14A or 14C under the Exchange Act or to the liabilities of Section 18 under such act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 15, 1998, the stock ownership of the Company's named executive officers and directors individually, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                                                                    AMOUNT
                                                                AND NATURE OF
                      NAME OF                                     BENEFICIAL                    PERCENT
                 BENEFICIAL OWNER                                 OWNERSHIP                     OF CLASS
-------------------------------------------------           ---------------------        ---------------------
 5% STOCKHOLDERS:

 JAMTHAI, Inc.(1)                                                   9,348,607                    36.50

 THAIJAM, L.P.(1)                                                   8,231,483                    32.14

 PRRTHAI, Inc.(2)                                                   9,663,007                    37.73


 DIRECTORS AND EXECUTIVE OFFICERS:

 John A. Moran (1)                                                  9,348,607                    36.50

 Patrick R. Rutherford (2)                                          9,686,007                    37.82

 Michael D. McCoy (3)                                                 150,000                      *

 David F.Chavenson (4)                                                  7,163                      *

 Gregory Nelson (5)                                                     7,000                      *

 Howard Gittis (6)                                                      8,500                      *

 Jere W. McKenny (6)                                                    8,500                      *

 Harry C. Lee (6)                                                       8,500                      *

 Chote Sophonpanich (6)                                                 8,500                      *

 Thomas E. Rankin (6)                                                   5,000                      *

 Executive officers and directors as a group                       19,237,777                    75.11
-------------------------------

* Less than one percent.

(1) JAMTHAI, Inc.'s ownership includes (i) 8,231,483 shares owned by THAIJAM, L.P. ("THAIJAM"), a limited partnership for which JAMTHAI is the sole general partner and (ii) 120,000 shares owned by a partnership in which JAMTHAI and Mr. Moran serve as general partners. Mr. Moran's ownership includes all shares owned by JAMTHAI, for which Mr. Moran is the President and sole stockholder, but excludes 13,000 shares owned by Mr. Moran's wife, for which he disclaims beneficial ownership. The business address for JAMTHAI, THAIPRR and Mr. Moran is 5 Greenway Plaza, Suite 220, Houston, Texas, 77049.

(2) PRRTHAI, Inc.'s ownership includes 19,673 shares owned by a limited partnership for which PRRTHAI serves as the sole general partner. Mr. Rutherford's ownership includes (i) all shares beneficially owned by PRRTHAI, for which Mr. Rutherford is the President and sole stockholder and 23,000 shares in a trust controlled by Mr. Rutherford. Mr. Rutherford's ownership excludes the following shares for which he disclaims beneficial ownership: (i) 144,587 shares owned by a company controlled by Mr. Rutherford's wife and (ii) 28,000 shares owned directly by Mr. Rutherford's wife.

(3) Includes 136,000 shares owned directly by MDMTHAI, Inc., a Texas corporation owned by Mr. McCoy, and 10,000 shares underlying options that are presently exercisable or exercisable within 60 days. Mr. McCoy ceased to be employed by the Company effective March 13, 1998, resulting in the forfeiture of 16,000 unvested shares of restricted stock and options to purchase 40,000 shares.

(4) Includes 6,000 shares underlying options that are presently exercisable or exercisable within 60 days; excludes 4,650 shares of restricted stock not yet vested and 54,000 shares underlying options that are not presently exercisable or exercisable within 60 days.

(5) Includes 4,600 shares underlying options that are presently exercisable or exercisable within 60 days; excludes 9,600 shares of restricted stock not yet vested and 48,400 shares underlying options that are not presently exercisable or exercisable within 60 days.

(6) Each includes 3,500 shares underlying options that are presently exercisable or exercisable within 60 days.

(7) Includes 1,000 shares of restricted stock that will vest within 60 days and 4,000 shares underlying options will become exercisable within 60 days; excludes 4,000 shares of restricted stock not presently exercisable or exercisable within 60 days and 16,000 shares underlying options that are not presently exercisable or exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PROMISSORY NOTE

      On November 14, 1997, 1997, the Company borrowed $4 million from Patrick
R. Rutherford, President and CEO of the Company. The note matured on December 12, 1997 and had an interest rate of 8.75%. The note was repaid on December 4, 1997 with proceeds from the Company's Revolving Credit Facility with Chase Manhattan Bank.

MANAGEMENT SERVICES AGREEMENT

      On July 7, 1995, Thai Romo signed a Management Services Agreement (the "MSA") with RMEC. Under the MSA, RMEC provides managerial services in the oil and gas business to Thai Romo, including general managerial services, financial management, plans and projects advice and assistance, personnel management and advice and assistance in interpreting and complying with government regulations and legislation. As compensation for the services provided, RMEC receives payment of all expenses incurred, including but not limited to travel expenses, salaries, bonuses and overhead. The term of the MSA is one year and renewable automatically for successive terms of one year unless terminated by either party with or without cause. For the year ended December 31, 1997, RMEC billed $3,138,180 to Thai Romo for services provided under the MSA.

REGISTRATION RIGHTS AGREEMENT

      Pursuant to a Registration Rights Agreement between the Company and Messrs. Rutherford, Moran, McCoy and Susan R. Rutherford, wife of Mr. Rutherford (collectively, the "Registration Group"), the Registration Group has the right, subject to certain customary limitations, to demand registration under the Securities Act of any or all of the shares of the Common Stock they beneficially own. The Company may be required to effect up to five such demand registrations and the expenses of any such demand registration shall be borne by the selling stockholders. In addition, except in certain circumstances and subject to certain limitations, if the Company proposes to register any shares of Common Stock under the Securities Act, the Registration Group will be entitled to require the Company to include all or a portion of the shares of Common Stock it owns in such registration. The expenses of any such "piggyback" registration, other than underwriting discounts and commissions and transfer tax relating to Common Stock to be sold by the Registration Group, will be borne by the Company. In addition, the Company has agreed to indemnify any underwriter and selling stockholder in connection with any registration made pursuant to the Registration Rights Agreement against certain liabilities, including liabilities under the Securities Act.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RUTHERFORD-MORAN OIL CORPORATION



                                   By:
                                       /s/ Patrick R. Rutherford
                                       -----------------------------------------
                                       Patrick R. Rutherford
                                       Chief Executive Officer
                                       (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                       DATE
                       ---------                                      -----                       ----
                 /s/ John A. Moran                            Chairman of the Board         April 28, 1998
          -----------------------------------                                                     ---
                     John A. Moran


             /s/ Patrick R. Rutherford                    President and Chief Executive     April 28, 1998
          -----------------------------------             Officer (Principal Executive            ---
                 Patrick R. Rutherford                        Officer and Director)


              /s/ David F. Chavenson                        Vice President and Chief        April 28, 1998
          -----------------------------------               Financial Officer (Chief              ---
                  David F. Chavenson                        Financial and Accounting
                                                                    Officer)


                  /s/ Howard Gittis                                 Director                April 28, 1998
          -----------------------------------                                                     ---
                      Howard Gittis


                  /s/ Harry C. Lee                                  Director                April 28, 1998
          -----------------------------------                                                     ---
                      Harry C. Lee


                  /s/ Jere McKenny                                  Director                April 28, 1998
          -----------------------------------                                                     ---
                      Jere McKenny


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          RUTHERFORD-MORAN EXPLORATION
                                          COMPANY


                                          By: /s/ Patrick R. Rutherford
                                             ----------------------------------
                                              Patrick R. Rutherford
                                              President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       SIGNATURE                                      TITLE                         DATE
                       ---------                                      -----                         ----

             /s/ Patrick R. Rutherford                       President and Director         April 28, 1998
          -----------------------------------             (Principal Executive Officer)           ---
                 Patrick R. Rutherford


               /s/ David F. Chavenson                        Treasurer and Director         April 28, 1998
          -----------------------------------             (Principal Financial Officer            ---
                   David F. Chavenson                       and Principal Accounting
                                                                    Officer)


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THAI ROMO HOLDINGS, INC.


                                         By: /s/ Patrick R. Rutherford
                                            -----------------------------------
                                             Patrick R. Rutherford
                                             President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       SIGNATURE                                      TITLE                         DATE
                       ---------                                      -----                         ----

             /s/ Patrick R. Rutherford                       President and Director         April 28, 1998
          -----------------------------------             (Principal Executive Officer)           ---
                 Patrick R. Rutherford


               /s/ David F. Chavenson                        Treasurer and Director         April 28, 1998
          -----------------------------------             (Principal Financial Officer            ---
                   David F. Chavenson                       and Principal Accounting
                                                                    Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THAI ROMO LIMITED


                                       By:  /s/ Patrick R. Rutherford
                                          -------------------------------------
                                            Patrick R. Rutherford
                                            Director and Principal
                                            Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       SIGNATURE                                      TITLE                         DATE
                       ---------                                      -----                         ----

             /s/ Patrick R. Rutherford                    Director (Principal Executive     April 28, 1998
          -----------------------------------                       Officer)                      ---
                 Patrick R. Rutherford


               /s/ David F. Chavenson                     Director (Principal Financial     April 28, 1998
          -----------------------------------                 Officer and Principal               ---
                   David F. Chavenson                          Accounting Officer)

