Form 10-Q
period 1998-03-31
RUTHERFORD-MORAN OIL CORP
filed 1998-05-15
CIK 1012884

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 000-20849

                        RUTHERFORD-MORAN OIL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                               76-0499690
------------------------------                               -------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrants listed under the Table of Additional Registrants (1) have filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that such registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         As of May 1, 1998, there were 25,614,000 shares of common stock, $.01 par value, of the registrant outstanding.

                         TABLE OF ADDITIONAL REGISTRANTS

         Each of the following subsidiaries of Rutherford-Moran Oil Corporation, and each other subsidiary that is or becomes a guarantor of the 10 3/4% Senior Subordinated Notes Due 2004 of the Company, is hereby deemed to be a registrant.


                                                                                   I.R.S
                                            STATE OR OTHER      INDUSTRIAL        EMPLOYER
                                            JURISDICTION OF   CLASSIFICATION   IDENTIFICATION
NAME                                         INCORPORATION        NUMBER           NUMBER
----                                        --------------    --------------   --------------
Thai Romo Limited........................     Kingdom of           1311          76-0435668
                                              Thailand
Thai Romo Holdings, Inc..................     Delaware             1311          76-0511017
Rutherford-Moran Exploration Company.....     Delaware             1311          76-0321674


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

                        RUTHERFORD-MORAN OIL CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS        THREE MONTHS
                                                                     ENDED               ENDED
                                                                 MARCH 31, 1998      MARCH 31, 1997*
                                                                 --------------      --------------
Revenues:
   Oil and gas revenue .....................................     $        7,920      $        4,729
   Interest income .........................................                 54                  28
                                                                 --------------      --------------
               Total revenues ..............................              7,974               4,757
Expenses:
   Operating expense .......................................              5,642               3,326
   Exploration costs .......................................                 86                 106
   Dry hole costs ..........................................              1,427                  --
   Interest expense ........................................              4,470                 918
   Depreciation, depletion and amortization ................              5,646               1,765
   General and administrative ..............................              1,829               1,447
   Foreign exchange gain ...................................             (2,182)                 --
   Gain on futures contract ................................               (629)                 --
                                                                 --------------      --------------
               Total expenses ..............................             16,289               7,562
                                                                 --------------      --------------
Loss before income tax benefit .............................             (8,315)             (2,805)
Income tax benefit .........................................             (3,242)               (889)
                                                                 --------------      --------------
Net loss ...................................................     $       (5,073)     $       (1,916)
                                                                 ==============      ==============
Net loss per share .........................................     $        (0.20)     $        (0.07)
                                                                 ==============      ==============
Weighted average number of common shares outstanding .......             25,614              25,609
                                                                 ==============      ==============


*Restated


See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                     ASSETS


                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            1998              1997*
                                                                                          ---------       ------------
                                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents .........................................................     $   6,088       $      1,979
  Accounts receivable ...............................................................         6,825             10,457
  Value added tax receivable ........................................................         8,902              5,579
  Joint interest receivable .........................................................         6,169              2,169
  Other .............................................................................         1,820              1,916
                                                                                          ---------       ------------
          Total current assets ......................................................        29,804             22,100

Property and equipment (successful efforts method) ..................................       256,845            238,651
Accumulated depreciation, depletion, and amortization ...............................       (23,462)           (18,002)
                                                                                          ---------       ------------
          Net property and equipment ................................................       233,383            220,649

Deferred charges:
  Loan acquisition costs, net .......................................................         7,759              8,493
  Escrowed funds, net ...............................................................        18,225             21,263
  Deferred charges ..................................................................           775              1,026
  Deferred income tax ...............................................................         9,411              6,169
                                                                                          ---------       ------------
          Total deferred assets .....................................................        36,170             36,951
                                                                                          ---------       ------------

                Total assets ........................................................     $ 299,357       $    279,700
                                                                                          =========       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ..........................................     $   6,911       $     16,695
                                                                                          ---------       ------------
         Total current liabilities ..................................................         6,911             16,695

Note payable to bank ................................................................       103,850             69,000
10.75% senior subordinated notes ....................................................       120,000            120,000
Premium on written option ...........................................................           220                625

Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares
         issued and outstanding .....................................................            --                 --
  Common stock, $0.01 par value, 40,000,000 shares authorized, and 25,614,000
         shares issued and outstanding at March 31, 1998 and December 31, 1997 ......           256                256
  Additional paid-in capital ........................................................        99,571             99,571
  Deferred compensation .............................................................          (836)              (906)
  Accumulated deficit ...............................................................       (30,615)           (25,541)
                                                                                          ---------       ------------
          Total stockholders' equity ................................................        68,376             73,380
                                                                                          ---------       ------------
                Total liabilities and stockholders' equity ..........................     $ 299,357       $    279,700
                                                                                          =========       ============


     See accompanying notes to unaudited consolidated financial statements.


* Restated

                        RUTHERFORD-MORAN OIL CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            THREE MONTHS        THREE MONTHS
                                                                               ENDED               ENDED
                                                                           MARCH 31, 1998      MARCH 31, 1997*
                                                                           --------------      --------------
Cash flows from operating activities:
  Net loss ...........................................................     $       (5,073)     $       (1,916)
  Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
    Depreciation, depletion, and amortization ........................              5,646               1,765
    Deferred income tax benefit ......................................             (3,242)               (889)
    Foreign exchange gain ............................................             (2,182)                 --
    Dry hole cost ....................................................              1,427                  --
    Other ............................................................                573                 224
    Changes in working capital .......................................            (11,888)                899
                                                                           --------------      --------------
                Cash provided by (used in) operating activities ......            (14,739)                 83


Cash flows from investing activities:
  Capital expenditures ...............................................            (19,621)            (19,346)
  Acquisition of Maersk Oil (Thailand), Limited, net of
    cash acquired ....................................................                 --             (29,414)
                                                                           --------------      --------------
                Cash used in investing activities ....................            (19,621)            (48,760)

Cash flows from financing activities:
  Deferred financing costs ...........................................               (109)                 --
  Borrowings under bank notes ........................................             34,850              49,732
  Escrowed funds .....................................................              3,038                  --
                                                                           --------------      --------------
        Cash provided by financing activities ........................             37,779              49,732
        Net increase in cash and
          cash equivalents ...........................................              3,419               1,055
  Effect of foreign exchange rate on cash ............................                690                  --
  Cash and cash equivalents, beginning of period .....................              1,979                 444
                                                                           --------------      --------------
  Cash and cash equivalents, end of period ...........................     $        6,088      $        1,499
                                                                           ==============      ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period of interest ............................     $        2,025      $          146
                                                                           ==============      ==============
  Cash paid during the period for income tax .........................                 --                  --
                                                                           ==============      ==============
Supplemental disclosure of noncash investing and
  financing activities:
  Capitalization of amortized loan acquisition costs .................                 --                  --
                                                                           ==============      ==============
  Premium deferred and premium on written option .....................     $         (405)     $          388
                                                                           ==============      ==============


*Restated

     See accompanying notes to unaudited consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION


                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position of Rutherford-Moran Oil Corporation ("RMOC" or the "Company") at March 31, 1998 and December 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997. The financial statements herein should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements as of and for the year ended December 31, 1997, as included in the Company's annual report on Form 10-K.

(2)  CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 1997, the Company changed its method of accounting for its investment in oil and gas properties from the full cost to the successful efforts method. All prior period financial statements presented herein have been restated to reflect the change.

     Under the successful efforts method of accounting, costs of exploration, including lease acquisition and intangible drilling costs associated with exploration efforts which result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized. Gain or loss is recognized when a property is sold or ceases to produce or is abandoned. Estimated future expenditures for abandonment and dismantlement costs are charged to operations utilizing the units-of-production method based upon estimates of proved oil and gas reserves.

     The cost of unproved leasehold is capitalized pending the results of exploration efforts. Significant unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Exploratory dry holes, geological and geophysical costs and delay rentals are expensed as incurred.

     Capitalized drilling costs for oil and gas properties are amortized utilizing the units of production method based on units of proved developed reserves for each field. Lease acquisition costs related to producing oil and gas properties are amortized utilizing the units of production method based on units of proved reserves for each field.

     The effect of adopting the change in accounting principle during the three months ended March 31, 1997 resulted in a decrease in net loss during the period of approximately $176,000 (or $0.01 per share).

     The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is recognized whenever the carrying value of an asset exceeds the fair value. Fair value, on a depletable unit basis, is estimated to be the present value of expected future net revenues computed by application of estimated future oil and gas prices, production, and expenses, as determined by management, over the economic life of the reserves. No such impairment was recognized during the three months ended March 31, 1998 or 1997.

                        RUTHERFORD-MORAN OIL CORPORATION


                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The consolidated financial statements for 1998 include the accounts of RMOC, its wholly-owned subsidiaries, Rutherford-Moran Exploration Company, Thai Romo Holdings, Inc. ("TRH"), Thai Romo Limited ("Thai Romo") and Thai-Tex Insurance Company, Inc., and its proportionate ownership of B8/32 Partners, Limited ("B8/32 Partners"), in which RMOC owns 46.34% of the outstanding voting shares. All material intercompany accounts and transactions have been eliminated in the consolidation.

         Prior to December 31, 1996, the Company was considered a development stage company and its sole activity was the development of Block B8/32 in the Gulf of Thailand. Production from the Tantawan Field commenced in February 1997, at which time the Company was no longer considered a development stage company.

(3)  OIL AND GAS PROPERTY ACQUISITION

         On December 19, 1996, the Company, through its wholly-owned subsidiary, Thai Romo, exercised its preferential right to purchase 46.34% of the outstanding shares of Maersk Oil (Thailand) Limited ("MOTL"), a wholly-owned subsidiary of Maersk Olie og Gas AS of Copenhagen, Denmark ("Maersk"). MOTL was a former Co-Concessionaire in Block B8/32 with a 31.67% interest in the Concession but had no previous operations. The purchase was consummated on March 3, 1997, with TRH, Thai Romo's nominee under the Share Sales Agreement with Maersk, purchasing the shares for $28,617,000, which included $1,554,000 in satisfaction of outstanding debt. After the closing, MOTL was renamed B8/32 Partners, Limited.

         In connection with the purchase, the Company recorded $7,875,000 for the deferred tax liability related to the excess of the acquisition price over the tax basis of the MOTL property.

         The remaining 53.66% of MOTL's stock was purchased by Thaipo Limited ("Thaipo") and by Palang Sophon Limited ("Palang") of Bangkok, Thailand. Thaipo, Palang and MOTL were co-concessionaires with Thai Romo prior to the sale of MOTL. As a result, RMOC's interest in the Block B8/32 increased to a uniform 46.34%.

(4)  DEBT

Credit Facility

         On September 20, 1996, the Company entered into a $150 million Revolving Credit Facility with a group of commercial lenders. The Revolving Credit Facility has a final maturity of September 30, 1999, and contained an initial borrowing base limitation of $60 million. On April 29, 1997, the borrowing base limitation was redetermined to $120 million. Subsequent to the issuance of the Company's 10.75% Senior Subordinated Notes ("the Notes") in September 1997, the borrowing base was reset to $60 million. The Revolving Credit Facility is secured by the stock of certain subsidiaries and affiliates of the Company.

         On September 8, 1997, the Company entered into a Credit Agreement with Chase Manhattan Bank for an additional borrowing of $5 million. The Credit Agreement contains covenants substantially identical to those in the Revolving Credit Facility. The Credit Agreement was repaid on September 29, 1997 with proceeds from the Notes.

                        RUTHERFORD-MORAN OIL CORPORATION


                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In December 1997, the Company and two of its lenders amended the Revolving Credit Facility. The borrowing base was reset at a fixed amount of $150 million until September 30, 1998 (or earlier upon the completion of certain new financings or other specified events). The amended Revolving Credit Facility provides that the Company pays interest at rates based on a margin of 1.75% over LIBOR if the aggregate outstanding principal amount is less than or equal to a threshold amount, which was set at $60 million, a margin of 2.75% over LIBOR if the principal amount outstanding is greater than the threshold amount on or prior to June 30, 1998, and a margin of 3.50% over LIBOR if the principal amount outstanding is greater than the threshold amount after June 30, 1998. Alternatively, the Company may pay a margin over the prime rate of 0.25%, 1% and 1.75% respectively, for similar levels of borrowings. The Company is also assessed a commitment fee equal to 0.5% per annum on the average daily balance of the unused borrowing base. As of September 30, 1998 and semi-annually thereafter, the borrowing base will be redetermined by the lenders on customary industry terms and the Company's then current reserve base. Bank borrowings in excess of the borrowing base, if any, must be repaid upon such redetermination.

         The Revolving Credit Facility also provides for semi-annual borrowing base redeterminations subsequent to September 30, 1998 as well as certain restrictions, including limitations on additional indebtedness, payment of dividends and maintenance of an interest coverage ratio (waived for March 31, 1998), as well as the issuance of 200,000 common stock warrants under specified circumstances.

         At March 31, 1998, approximately $104 million was outstanding under the Revolving Credit Facility at interest rates of 8.375% to 8.4375% per annum.

Notes

         On September 29, 1997, the Company issued $120 million of Senior Subordinated Notes due 2004 (the "Notes") at an annual interest rate of 10.75%. The net proceeds were used to repay $93 million of outstanding indebtedness under the Revolving Credit Facility and Credit Agreement and to purchase approximately $24 million of securities which were escrowed to pay interest on the Notes. The Notes contain customary covenants, including limitations on the incurrence of additional indebtedness, restricted payments and the establishment of certain liens.

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


(5)  ESCROWED FUNDS

         In conjunction with the issuance of the Notes (See Note 4) the Company was required to purchase $24,300,000 of U.S. Government securities and placed the proceeds in escrow with a trustee. The amount of the securities purchased will be sufficient to provide for payment in full of the first four scheduled interest payments due on the Notes. As a result, the escrowed funds will be amortized over that period of time.

(6)  CRUDE OIL HEDGING ACTIVITIES

         During the first quarter of 1996, the Company entered into crude oil price swaps with an affiliate of its lender in the amount of 1,000,000 barrels at $15.92 per barrel for the period April through December 1997, and in the amount of 1,750,000 barrels at $15.92 per barrel for the year 1998. As the Company's production in 1997 did not meet its swap obligation and the Company expected that situation to continue in 1998, a portion of the Company's obligation was considered speculative in 1997, marked to market and recognized in consolidated net income.

         During the first quarter of 1998, the Company entered into offsetting positions for its entire 1998 swap position, thus resulting in no material future exposure to the original swaps. The cost of establishing this position was insignificant.

         The Company also sold to an affiliate of its bank lender an option to purchase 1,250,000 barrels of aggregate oil volumes from January through December 1999 at a price of $18.30 per barrel. The Company has accounted for the swap option separately as it does not qualify as a hedge. At March 31, 1998, the Company estimates the fair market value of this position to be $220,000 and has recorded the amount as a liability on the consolidated balance sheet.

         The Company has recorded a net gain of $405,000 in the Consolidated Statement of Operations for the three months ended March 31, 1998 for the increase in market value of the swap option. No such gain or loss was recognized for the three months ended March 31, 1997.

         The Company has also recorded a gain of $224,000 associated with the reversal of the liability associated with the speculative portion of the 1998 crude oil price swaps as a result of the offsetting position entered into by the Company during the first quarter of 1998.

(7)  FOREIGN TRANSLATION GAIN/LOSS

         Business transactions and foreign operations recorded in a foreign currency are restated in U.S. Dollars, which is the Company's functional currency. Revenues, operating and general and administrative expenses denominated in currencies other than the functional currency are translated at an average exchange rate for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in consolidated income in the year of occurrence. Net current assets and liabilities are translated monthly at current rates and recognized increase in market value of the swap option in consolidated income in the year of occurrence. Currency translations resulted in a gain of $2,182,000 for the three months ended March 31, 1998; no such gain or loss resulted in the three months ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 1997, included in the Company's annual report on Form 10-K.

         The following discussion is intended to assist in understanding the Company's financial position and results of operations for the three months ended March 31, 1998. The Consolidated Financial Statements and the notes thereto should be referred to in conjunction with this discussion.

         From time to time, the Company may elect to make certain statements that provide the Company's stockholders and the investing public with "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this report and as part of other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements may include, but not be limited to, statements concerning estimates of current and future results of operations, earnings, reserves, the timing and commencement of wells and the production therefrom, production estimates based upon drill stem tests and other test data, future capacity under its credit arrangements, and future capital expenditures and liquidity requirements.

         Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation, those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements.

         Among the factors that have a direct bearing on the Company's results of operations and the oil and gas industry in which it operates are uncertainties inherent in estimating reserves and future production and cash flows; access to additional capital; changes in the price of oil and natural gas; the limited production and exploration histories in Block B8/32; the status of the Company's existing and future contractual relationships with the Government of Thailand, including the Concession and the Gas Sales Agreement ("GSA"); risks associated with having the Government of Thailand as the sole purchaser of the Company's gas production, including the potential for political instability and economic downturns in the Thailand economy and a reduction in demand for oil and natural gas in Thailand; foreign currency fluctuation risks; the Company's substantial indebtedness, the presence of competitors with greater financial resources and capacity; difficulties and risks associated with offshore oil and gas exploration and development operations and risks associated with offshore marine operations such as capsizing, sinking, grounding, collision and damage from severe weather conditions.

OVERVIEW

         The Company began producing oil and gas from the Tantawan Field, its first development in the Block, in February 1997. Prior to that time, the Company was classified as a development stage company. As a result, the Company's historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. In regard to the Company's financial condition, results of operations, future growth and the carrying value of its proved reserves will depend substantially on its ability to acquire or find and successfully develop additional oil and gas reserves within the Block. The revenues expected to be generated by the Company's future operations will be highly dependent upon production levels and the prices of and demand for oil and natural gas. Natural gas produced from the Company's Tantawan and Benchamas Fields is subject to the GSA with the Petroleum Authority of Thailand ("PTT"), with prices subject to semi-annual adjustment (or more frequent adjustments under certain circumstances) based on movements in, among other things, inflation, oil prices and the Thai Baht/U.S. Dollar exchange rate. The price received by the Company for its oil production and the level of production will depend on numerous factors beyond the Company's control, including the condition of the world economy, political and regulatory conditions in Thailand and other oil and gas producing countries, and the actions of the Organization of Petroleum Exporting Countries. Decreases in the prices of oil or gas could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability, cash flow and borrowing base availability under the Revolving Credit Facility.

         During the fourth quarter of 1997, the Company changed its method of accounting for its investment in oil and gas properties from the full cost to the successful efforts method. Under the successful efforts method of accounting, costs of exploration and development, including lease acquisition and intangible drilling costs associated with exploration efforts which result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized. The cost of unsuccessful exploration wells and geological and geophysical costs are expensed as incurred. Gain or loss is recognized when a property is sold or ceases to produce and is abandoned. Capitalized drilling costs of producing properties are amortized utilizing the units-of-production method based on units of proved developed reserves for each field. Lease acquisition cost related to producing oil and gas properties are amortized utilizing the units of production method based on units of proved reserves for each field. The change to this method resulted in no impairment to long-lived assets in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

         All prior period financial statements presented herein have been restated to reflect the aforementioned change in accounting policy. See Note 2 to Consolidated Financial Statements.

         Since the latter half of 1997, many countries in Southeast Asia, including Thailand, have experienced significant reductions in economic growth. The Company does not believe that this situation, even if prolonged, will significantly impact its business position. Natural gas produced in Thailand by the Company and other producers is primarily used for electrical power generation. The Company believes that its natural gas will displace either imported crude oil, lignite or imported natural gas as power generation feedstock, because domestic natural gas is cheaper to purchase, environmentally preferable and enables the government to increase its U.S. Dollar reserves during a period of economic uncertainty.

         As the Company exports its crude oil to the highest bidder for U.S. Dollars, it does not believe that the recent events in Thailand and other countries in Southeast Asia will impact its ability to market crude oil.

RESULTS OF OPERATIONS

   Three Months Ended March 31, 1998, Compared with Three Months Ended March 31, 1997.

         The Company's net loss of $5,073,000 or $0.20 per basic and diluted share increased from a net loss of $1,916,000 or $0.07 per basic and diluted share for the three months ended March 31, 1997. The increase in net loss is primarily due to higher interest expense caused by increased debt levels, depletion, and dry hole costs offset by increased revenues associated with production from the Tantawan Field, net of related operating costs, a foreign exchange gain and a gain on a futures contract.

         Production volumes for the three months ended March 31, 1998, before royalties, were 115,755 barrels of oil and 4,125,892 MCF of gas, compared to 110,000 barrels of oil and 1,730,000 MCF of gas, respectively, during the three months ended March 31, 1997. Production volumes increased as three platforms were on production in January 1998 and four platforms were on production in February and March 1998 as compared to no production in January 1997 and two platforms on production for February and March 1997.

         Operating expenses incurred for the three months ended March 31, 1998, were $5,642,000 as compared to $3,326,000 in 1997. Operating expenses increased due to more Tantawan Field platforms being on production in 1998 than in 1997.

         Dry hole cost was $1,427,000 for the three months ended March 31, 1998 and was primarily due to the impairment of Tantawan #19.

         Depreciation, depletion and amortization expense recorded for the three months ended March 31, 1998, was $5,646,000 as compared to $1,765,000 for the three months ended March 31, 1997. This increase is primarily due to higher production volumes in the first quarter of 1998 relative to 1997 as well as an increase in the depletable base.

         Interest expense of $4,470,000 for the three months ended March 31, 1998 increased compared to $918,000 for the three months ended March 31, 1997. This increase is due to an increase in borrowings, higher annual interest rates associated with the placement in September 1997 of $120 million 10.75% Senior Subordinated Notes and higher amortization of deferred financing costs partially offset by increases in capitalized interest.

         General and administrative expenses of $1,829,000 for the three months ended March 31, 1998 increased compared to $1,447,000 for the three months ended March 31, 1997. These increases are related to increased activity levels in 1998.

         The Company had a foreign exchange gain of $2,182,000 for the three months ended March 31, 1998 compared to none during the three months ended March 31, 1997. As the value of the Baht was fixed to the dollar until July 1997, no gains/losses were incurred during the three months ended March 31, 1997, while an increase in the value of the Baht relative to the U.S. Dollar during the three months ended March 31, 1998 resulted in foreign exchange gains.

LIQUIDITY AND CAPITAL RESOURCES

         During the period from the inception of the Company on September 21, 1990 through March 31, 1998, the Company invested approximately $272 million primarily for development and exploration activities conducted in Block B8/32 and the acquisition of interests in or rights to the Concession. During this period, the Company had negative operating cash flow. Since its inception, the Company has financed its growth with a combination of equity infusions by its principal stockholders (primarily Messrs. Rutherford and Moran), bank and stockholders loans, the sale of common stock and, most recently net proceeds of $117,000,000 from the issuance of 10.75% Senior Subordinated Notes ("Notes").

         In June 1996, RMOC completed an initial public offering which resulted in net proceeds to the Company of approximately $97 million. The proceeds were used to repay outstanding debt to the Company's principal stockholders, repay bank debt, and fund cash expenditures.

         On September 20, 1996, the Company entered into a $150 million Revolving Credit Facility ("Revolving Credit Facility") with a group of commercial lenders. The Revolving Credit Facility matures on September 30, 1999 and contains a borrowing base limitation. The Revolving Credit Facility is secured by the stock of certain subsidiaries and affiliates of the Company.

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

         In December 1997, the Company and two of its lenders amended the Revolving Credit Facility. The borrowing base was reset at a fixed amount of $150 million until September 30, 1998 (or earlier upon the completion of certain new financings or other specified events). The amended Revolving Credit Facility provides that the Company pays interest at rates based on a margin of 1.75% over LIBOR if the aggregate outstanding principal amount is less than or equal to a threshold amount, which was set at $60 million, a margin of 2.75% over LIBOR if the principal amount outstanding is greater than the threshold amount on or prior to June 30, 1998, and a margin of 3.50% over LIBOR if the principal amount outstanding is greater than the threshold amount after June 30, 1998. Alternatively, the Company may pay a margin over the prime rate of 0.25%, 1% and 1.75% respectively, for similar levels of borrowings. The Company is also assessed a commitment fee equal to 0.5% per annum on the average daily balance of the unused borrowing base. As of September 30, 1998 and semi-annually thereafter, the borrowing base will be redetermined by the lenders on customary industry terms and the Company's then current reserve base. Bank borrowings in excess of the borrowing base, if any, must be repaid upon such redetermination. The Revolving Credit Facility is also subject to certain covenants, including limitations on additional indebtedness and limitations on payment of dividends.

         The Revolving Credit Facility also requires the Company to (i) make principal payments from the proceeds of certain asset sales and in the event that the Company's outstanding debt exceeds the Borrowing Base (as defined therein), (ii) restrict the payment of dividends under certain circumstances, and (iii) maintain an Earnings Before Interest, Taxes, Non-Cash and Exploration Expenses ("EBITDAX") to interest coverage ratio for fiscal quarters ending on and after March 31, 1998 (waived for March 31, 1998) as follows: 1.5:1 for each quarter ending on or before September 30, 1998 and 2.5:1 thereafter, such rates to be calculated excluding interest payable from the interest escrow for the Notes. At March 31, 1998, approximately $104 million was outstanding under this Revolving Credit Facility.

         At the Concessionaires' request, PTT reduced its maximum gas nomination from 115% of Daily Contract Quantity ("DCQ") to 100% of DCQ, thereby reducing production from 100 MMCF/D to 85 MMCF/D between May and September 1998. This reduction reflects a prudent reservoir management measure to insure that the Concessionaires have adequate production capacity to meet gas nominations during that period.

         The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves. Since its inception, the Company has financed these expenditures primarily through a combination of equity infusions by its principal stockholders, bank and stockholder loans, the issuance of the Notes and the sale of common stock. The Company made $19,621,000 in capital expenditures during the three months ended March 31, 1998, and currently expects capital expenditures for 1998 to be in the range of $120 million, of which approximately 70% to 80% is budgeted for development of the Benchamas Field. The Company also expects to expend monies over the next several years to support additional exploration and development activities in the Block. Should the Company not be able to access additional sources of funds over that period, the Company might not generate sufficient cash flow to pay the principal and interest on its outstanding debt. The Company expects to fund these activities in the near-term with net cash flow from operations and additional bank borrowings under the Revolving Credit Facility, which was amended in December 1997 to allow for additional borrowings. However, in order to continue to fund those activities subsequent to the first half of 1998 at current or higher levels, the Company must raise substantial additional funds through some combination of the following: increasing the borrowing base under the Revolving Credit Facility as well as in the total amount of the Revolving Credit Facility, arranging additional debt, equity or other financing, and obtaining other additional sources of funds. If production revenues are less than anticipated or reserves decline, or, if its expected levels of capital expenditures increase materially, the Company may have limited ability to obtain the capital necessary to undertake or complete future drilling programs. There can be no assurance that increased bank lines, debt, equity or other financing or other sources of funds will be available or that, if available, will be on terms acceptable to the Company or sufficient to meet these or other corporate requirements, however, the Company has explored several alternatives which it believes should enable it to meet its capital commitments at an acceptable cost.

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

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               4  -- Warrant Agreement dated as of December 3, 1997, by and between the Company and the Chase Manhattan Bank and Banque Paribas

         (b)   Reports on Form 8-K

               During the three month period ended March 31, 1998, the Company filed a current report on Form 8-K dated January 22, 1998, relating to the review by the Company of various strategic alternatives, including the possible merger or sale of the Company.

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

Dated:                                 RUTHERFORD-MORAN EXPLORATION COMPANY


                                       By: /s/ David F. Chavenson
                                           -------------------------------------
                                               David F. Chavenson
                                               Treasurer and Director (Principal
                                               Financial and Accounting Officer)



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:                                 THAI ROMO HOLDINGS, INC.

                                       By: /s/ David F. Chavenson
                                           -------------------------------------
                                               David F. Chavenson
                                               Treasurer and Director (Principal
                                               Financial and Accounting Officer)


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:                                 THAI ROMO LIMITED

                                       By: /s/ David F. Chavenson
                                           -------------------------------------
                                               David F. Chavenson
                                               Director (Principal Financial and
                                               Accounting Officer)

                               INDEX TO EXHIBITS


         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
            4     --       Warrant Agreement dated as of December 3, 1997, by
                           and between the Company and the Chase Manhattan Bank
                           and Banque Paribas

