Form 10-Q
period 1998-06-30
RUTHERFORD-MORAN OIL CORP; RUTHERFORD MORAN EXPLORATION CO; THAI ROMO HOLDINGS INC; THAI ROMO LTD
filed 1998-08-14
CIK 1012884, 1060364, 1060365, 1060366

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrants listed under the Table of Additional Registrants (1) have filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that such registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of August 1, 1998, there were 25,614,000 shares of common stock, $.01 par value, of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

     Each of the following subsidiaries of Rutherford-Moran Oil Corporation, and each other subsidiary that is or becomes a guarantor of the 10 3/4% Senior Subordinated Notes Due 2004 of the Company, is hereby deemed to be a registrant.

                                                                                    I.R.S.
                                           STATE OR OTHER        INDUSTRIAL        EMPLOYER
                                           JURISDICTION OF     CLASSIFICATION   IDENTIFICATION
                 NAME                       INCORPORATION          NUMBER           NUMBER
                 ----                      ---------------     --------------   --------------
Thai Romo Limited......................  Kingdom of Thailand        1311          76-0435668
Thai Romo Holdings, Inc................  Delaware                   1311          76-0511017
Rutherford-Moran Exploration Company...  Delaware                   1311          76-0321674

     Rutherford-Moran Oil Corporation (the "Company") is a holding corporation that owns all of its assets and conducts all of its business through its subsidiary, Thai Romo Limited ("Thai Romo") and its affiliate, B8/32 Partners, Ltd. ("B8/32 Partners"), each a company existing under the laws of Thailand. The Company is the parent company of Rutherford-Moran Exploration Company ("RMEC") and Thai Romo Holdings, Inc. ("TRH"), which collectively own the outstanding shares of Thai Romo, except for certain nominal interests. TRH owns 46.34% of B8/32 Partners. No separate financial information for RMEC, TRH, Thai Romo or B8/32 Partners has been provided or incorporated by reference in this report because: (1) the Company does not itself conduct any operations, but rather all operations of the Company and its subsidiaries are conducted by Thai Romo and B8/32 Partners; (ii) the Company has no material assets other than its ownership in RMEC, TRH, Thai Romo and B8/32 Partners; and (iii) substantially all of the assets and liabilities shown in the consolidated financial statements of the Company are located in RMEC, TRH, Thai Romo and the Company's proportionate interest in B8/32 Partners.

                        RUTHERFORD-MORAN OIL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS     THREE MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 1998   JUNE 30, 1997*
                                                              -------------   --------------
Revenues:
  Oil and gas revenue.......................................    $  9,014         $10,868
  Interest income...........................................         132              66
                                                                --------         -------
          Total revenues....................................       9,146          10,934
Expenses:
  Operating expense.........................................       6,540           6,316
  Exploration costs.........................................        (568)             53
  Dry hole costs............................................       1,042              --
  Interest expense..........................................       4,478           1,730
  Depreciation, depletion and amortization..................       6,725           4,306
  General and administrative................................       1,909           1,320
  Foreign exchange loss.....................................       1,264              --
  (Gain) loss on futures contract...........................        (151)            135
                                                                --------         -------
          Total expenses....................................      21,239          13,860
                                                                --------         -------
Loss before income tax benefit..............................     (12,093)         (2,926)
Income tax benefit..........................................      (3,351)           (928)
                                                                --------         -------
Net loss....................................................    $ (8,742)        $(1,998)
                                                                ========         =======
Net loss per share..........................................    $  (0.34)        $ (0.08)
                                                                ========         =======
Weighted average number of common shares outstanding........      25,614          25,613
                                                                ========         =======

---------------

* Restated

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               SIX MONTHS        SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1998    JUNE 30, 1997*
                                                              -------------    --------------
Revenues:
  Oil and gas revenue.......................................    $ 16,935          $15,597
  Interest income...........................................         185               94
                                                                --------          -------
          Total revenues....................................      17,120           15,691
Expenses:
  Operating expense.........................................      12,182            9,642
  Exploration costs.........................................        (482)             159
  Dry hole costs............................................       2,469               --
  Interest expense..........................................       8,948            2,648
  Depreciation, depletion and amortization..................      12,371            6,071
  General and administrative................................       3,737            2,767
  Foreign exchange gain.....................................        (918)              --
  (Gain) loss on futures contract...........................        (780)             135
                                                                --------          -------
          Total expenses....................................      37,527           21,422
                                                                --------          -------
Loss before income tax benefit..............................     (20,407)          (5,731)
Income tax benefit..........................................      (6,593)          (1,817)
                                                                --------          -------
Net loss....................................................    $(13,814)         $(3,914)
                                                                ========          =======
Net loss per share..........................................    $  (0.54)         $ (0.15)
                                                                ========          =======
Weighted average number of common shares outstanding........      25,614           25,611
                                                                ========          =======

---------------

* Restated

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                               --------      ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $    465        $  1,979
  Accounts receivable.......................................      3,778          10,457
  Value added tax receivable................................      9,419           5,579
  Joint interest receivable.................................      9,060           2,169
  Other.....................................................        970           1,916
                                                               --------        --------
          Total current assets..............................     23,692          22,100
Property and equipment (successful efforts method)..........    273,467         238,651
Accumulated depreciation, depletion, and amortization.......    (30,046)        (18,002)
                                                               --------        --------
          Net property and equipment........................    243,421         220,649
Deferred charges:
  Loan acquisition costs, net...............................      6,974           8,493
  Escrowed funds, net.......................................     15,188          21,263
  Deferred charges..........................................        517           1,026
  Deferred income tax.......................................     12,762           6,169
                                                               --------        --------
          Total deferred assets.............................     35,441          36,951
                                                               --------        --------
          Total assets......................................   $302,554        $279,700
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $  6,481        $ 16,695
                                                               --------        --------
          Total current liabilities.........................      6,481          16,695
Note payable to bank........................................    116,300          69,000
10.75% senior subordinated notes............................    120,000         120,000
Premium on written option...................................         69             625
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding...........         --              --
  Common stock, $0.01 par value, 40,000,000 shares
     authorized, and 25,614,000 shares issued and
     outstanding at June 30, 1998 and December 31, 1997.....        256             256
  Additional paid-in capital................................     99,571          99,571
  Deferred compensation.....................................       (765)           (906)
  Accumulated deficit.......................................    (39,358)        (25,541)
                                                               --------        --------
          Total stockholders' equity........................     59,704          73,380
                                                               --------        --------
          Total liabilities and stockholders' equity........   $302,554        $279,700
                                                               ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1998   _JUNE 30, 1997*
                                                              -------------   ---------------
Cash flows from operating activities:
  Net loss..................................................    $(13,814)        $ (3,914)
  Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
     Depreciation, depletion, and amortization..............      12,371            6,071
     Amortization of deferred financing cost................       1,316              281
     Deferred income tax benefit............................      (6,593)          (1,817)
     Foreign exchange gain..................................        (918)              --
     Dry hole cost..........................................       2,469               --
     Other..................................................          92              135
     Changes in working capital.............................     (12,617)         (13,194)
                                                                --------         --------
          Cash used in operating activities.................     (17,694)         (12,438)
Cash flows from investing activities:
  Capital expenditures......................................     (37,286)         (36,459)
  Acquisition of Maersk Oil (Thailand), Limited, net of cash
     acquired...............................................          --          (29,414)
                                                                --------         --------
          Cash used in investing activities.................     (37,286)         (65,873)
Cash flows from financing activities:
  Deferred financing costs..................................        (123)              --
  Repayments under bank notes...............................      (6,050)
  Borrowings under bank notes...............................      53,350           81,951
  Escrowed funds............................................       6,075               --
                                                                --------         --------
          Cash provided by financing activities.............      53,252           81,951
                                                                --------         --------
          Net increase (decrease) in cash and cash
            equivalents.....................................      (1,728)           3,640
  Effect of foreign exchange rate on cash...................         214               --
  Cash and cash equivalents, beginning of period............       1,979              444
                                                                --------         --------
  Cash and cash equivalents, end of period..................    $    465         $  4,084
                                                                ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................    $ 10,675         $    338
                                                                ========         ========
  Cash paid during the period for income tax................    $     --         $     --
                                                                ========         ========
Supplemental disclosure of noncash investing and financing
  activities:
  Premium deferred and premium on written option............    $   (556)        $    388
                                                                ========         ========

---------------

* Restated

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position of Rutherford-Moran Oil Corporation ("RMOC" or the "Company") at June 30, 1998 and December 31, 1997, and its results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The financial statements herein should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements as of and for the year ended December 31, 1997, as included in the Company's annual report on Form 10-K.

(2) CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 1997, the Company changed its method of accounting for its investment in oil and gas properties from the full cost to the successful efforts method. All prior period financial statements presented herein have been restated to reflect the change.

     Under the successful efforts method of accounting, costs of exploration, including lease acquisition and intangible drilling costs associated with exploration efforts which result in the discovery of proved reserves, and costs associated with development drilling, whether or not successful, are capitalized. Gain or loss is recognized when a property is sold or ceases to produce or is abandoned. Estimated future expenditures for abandonment and dismantlement costs, if material, are charged to operations utilizing the units-of-production method based upon estimates of proved oil and gas reserves.

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

     The effect of adopting the change in accounting principle during the three and six months ended June 30, 1997 resulted in a decrease in net loss during the period of approximately $623,000 (or $0.02 per share) and $798,000 (or $0.03 per share), respectively.

     The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is recognized whenever the carrying value of an asset exceeds the fair value. Fair value, on a depletable unit basis, is estimated to be the present value of expected future net revenues computed by application of estimated future oil and gas prices, production, and expenses, as determined by management, over the economic life of the reserves. No such impairment was recognized during the three and six months ended June 30, 1998 or 1997.

(3) OIL AND GAS PROPERTY ACQUISITION

     On December 19, 1996, the Company, through its wholly-owned subsidiary, Thai Romo, exercised its preferential right to purchase 46.34% of the outstanding shares of Maersk Oil (Thailand) Limited ("MOTL"), a wholly-owned subsidiary of Maersk Olie og Gas AS of Copenhagen, Denmark ("Maersk"). MOTL was a former Co-Concessionaire in Block B8/32 (the "Block"), with a 31.67% interest in the Concession. The purchase was consummated on March 3, 1997, with TRH, Thai Romo's nominee under the

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Share Sales Agreement with Maersk, purchasing the shares for $28,617,000, which included $1,554,000 in satisfaction of outstanding debt. After the closing, MOTL was renamed B8/32 Partners, Limited.

     In connection with the purchase, the Company recorded $7,875,000 for the deferred tax liability related to the excess of the acquisition price over the tax basis of the MOTL property.

     The remaining 53.66% of MOTL's stock was purchased by Thaipo Limited ("Thaipo") and by Palang Sophon Limited ("Palang") of Bangkok, Thailand. Thaipo, Palang and MOTL were co-concessionaires with Thai Romo prior to the sale of MOTL. As a result, RMOC's interest in Block B8/32 increased to a uniform 46.34%.

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

     In December 1997, the Company and two of its lenders amended the Revolving Credit Facility. The borrowing base was reset at a fixed amount of $150 million until September 30, 1998 (or earlier upon the completion of certain new financings or other specified events). The amended Revolving Credit Facility provides that the Company pays interest at rates based on a margin of 1.75% over LIBOR if the aggregate outstanding principal amount is less than or equal to a threshold amount, which was set at $60 million, (the "Threshold Amount") a margin of 2.75% over LIBOR if the principal amount outstanding is greater than the Threshold Amount on or prior to June 30, 1998, and a margin of 3.50% over LIBOR if the principal amount outstanding is greater than the Threshold Amount after June 30, 1998. Alternatively, the Company may pay a margin over the prime rate of 0.25%, 1% and 1.75% respectively, for similar levels of borrowings. The Company's current borrowing rate is 3.50% over LIBOR. The Company is also assessed a commitment fee equal to 0.5% per annum on the average daily balance of the unused borrowing base.

     The amended Revolving Credit Facility also provides for semi-annual borrowing base redeterminations subsequent to September 30, 1998 as well as a limitation on additional indebtedness, and the issuance of warrants to purchase 200,000 shares of common stock under specified circumstances. The warrants were issued on July 10, 1998 with a seven year term and an exercise price of $21 per share.

     The amended Revolving Credit Facility also requires the Company to (i) make principal payments from the proceeds of certain asset sales (ii) restrict the payment of dividends under certain circumstances, and (iii) maintain an Earnings Before Interest, Taxes, Non-Cash Expenses and Exploration Expenses ("EBITDAX") to interest coverage ratio as follows: 1.5:1 for each quarter ending on or before September 30, 1998 and 2.5:1 thereafter, such rates to be calculated excluding interest payable from the interest escrow for the Notes. At March 31 and June 30, 1998 the lender waived the EBITDAX ratio covenant.

     At June 30, 1998, approximately $116 million was outstanding under the Revolving Credit Facility at an interest rate of 9.1875%.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In August 1998, the Company obtained a commitment from its lender to amend and increase the amended Revolving Credit Facility (the "Commitment") from $150 million to $200 million. The maturity of the facility will be extended until December 31, 1999 and the Threshold Amount maturity will be extended from September 30, 1998 until after October 31, 1999, while the covenants under this facility are substantially similar to those in the December 1997 amended Revolving Credit Facility. Additionally, the Commitment will not require borrowing base redeterminations. The Commitment provides for interest at rates based on a margin of 4.50% over LIBOR or 3.00% over the lender's prime rate, with further adjustments subsequent to January 1, 1999. The Company is also assessed a commitment fee equal to 0.5% per annum on the balance of the unused commitment. Under the terms of the Commitment the Company will incur certain fees up to approximately six million dollars in the form of cash and shares of the Company's common stock. Additional warrants representing up to 9% of the Company's outstanding common stock may vest in favor of the lender through December 31, 1998. The actual amount of such fees and additional warrants depend upon the future occurrence of certain specified circumstances and events. In addition, the exercise price on the existing 200,000 warrants will be reset from $21 per share to $10.50 per share. The commitment is subject to the execution and delivery of definitive documentation and certain customary conditions.

     Under this Commitment, the Company is required to repay by November 1, 1999 all amounts borrowed in excess of the threshold amount ($56,300,000 at June 30, 1998).

     The Company must raise substantial additional funds in addition to the Commitment to continue to fund activities subsequent to the conclusion of 1998 at current or higher levels and to repay the principal amount of the loan facility on November 1 and December 31, 1999, through some combination of the following: further increases in the total amount of the loan facility, arranging additional debt, equity or other financing, and obtaining other additional sources of funds. If production revenues do not increase or reserves decline, or, if the Company's expected levels of capital expenditures increase materially, the Company may have limited ability to obtain the capital necessary to undertake or complete current and future drilling programs. There can be no assurance that increased bank lines, debt, equity or other financing or other sources of funds will be available or that, if available, will be on terms acceptable to the Company or sufficient to meet these or other corporate requirements; however, the Company has explored several alternatives which it believes should enable it to meet its capital commitments at an acceptable cost.

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

     In February 1998, the Company completed the exchange of the Notes, which had been privately placed, for publicly registered notes. The new Notes otherwise contain identical terms and conditions to the privately placed notes. Additional bank borrowings by the Company are permitted under the indenture pursuant to which the Notes were issued so long as the Company's indebtedness does not exceed certain levels and it maintains certain ratios.

     The Company expects to expend monies over the next several years to support additional exploration and development activities in Block B8/32. Should the Company not be able to access additional sources of funds over that period, the Company might not generate sufficient cash flow to pay the principal and interest on its outstanding debt.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) ESCROWED FUNDS

     In conjunction with the issuance of the Notes (See Note 4) the Company was required to purchase $24,300,000 of U.S. Government securities and placed the proceeds in escrow with a trustee. The amount of the securities purchased will be sufficient to provide for payment in full of the first four semi-annual installments of scheduled interest payments commencing April 1, 1998.

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

     The Company also sold to an affiliate of its lender an option to purchase 1,250,000 barrels of aggregate oil volumes from January through December 1999 at a price of $18.30 per barrel. The Company has accounted for the swap option separately as it does not qualify as a hedge. At June 30, 1998, the Company estimates the fair market value of this position to be $69,000 and has recorded the amount as a liability on the consolidated balance sheet.

     The Company has recorded a net gain of $151,000 in the Consolidated Statement of Operations for the three months ended June 30, 1998 for the increase in market value of the swap option as compared to a loss of $135,000 during the three months ended June 30, 1997.

(7) FOREIGN TRANSLATION GAIN/LOSS

     Business transactions and foreign operations recorded in a foreign currency are restated in U.S. Dollars, which is the Company's functional currency. Revenues, operating and general and administrative expenses denominated in currencies other than the functional currency are translated at an average exchange rate for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in consolidated income in the year of occurrence. Net current assets and liabilities are translated monthly at current rates and recognized in consolidated income in the year of occurrence. Currency translations resulted in a loss of $1,264,000 and a gain of $918,000 for the three and six month periods ended June 30, 1998; no such gain or loss resulted in the three and six month periods ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 1997, included in the Company's annual report on Form 10-K.

     The following discussion is intended to assist in understanding the Company's financial position and results of operations for the three and six month periods ended June 30, 1998. The unaudited condensed consolidated financial statements and the notes thereto should be referred to in conjunction with this discussion.

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

     Among the factors that have a direct bearing on the Company's results of operations and the oil and gas industry in which it operates are uncertainties inherent in estimating reserves and future production and cash flows particularly with respect to wells with limited production histories; access to additional capital; changes in the price of oil and natural gas; the limited exploration histories in Block B8/32; the status of the Company's existing and future contractual relationships with the Government of Thailand, including the Concession and the Gas Sales Agreement ("GSA"); risks associated with having the Government of Thailand as the sole purchaser of the Company's gas production, including the potential for political instability and economic downturns in the Thailand economy and a reduction in demand for oil and natural gas in Thailand; foreign currency fluctuation risks; the Company's substantial indebtedness, the presence of competitors with greater financial resources and capacity; difficulties and risks associated with offshore oil and gas exploration and development operations and risks associated with offshore marine operations such as capsizing, sinking, grounding, collision and damage from severe weather conditions.

OVERVIEW

     The Company began producing oil and gas from the Tantawan Field, its first development in the Block, in February 1997. Prior to that time, the Company was classified as a development stage company. As a result, the Company's historical results of operations and period-to-period comparisons of such results, and certain financial data may not be meaningful or indicative of future results. In regard to the Company's financial condition, results of operations, future growth and the carrying value of its proved reserves will depend substantially on its ability to acquire or find and successfully develop additional oil and gas reserves within the Block. The revenues expected to be generated by the Company's future operations will be highly dependent upon production levels and the prices of and demand for oil and natural gas. Natural gas produced from the Company's Tantawan and Benchamas Fields is subject to the Gas Sales Agreement ("GSA") with the Petroleum Authority of Thailand ("PTT"), with prices subject to semi-annual adjustment (or more frequent adjustments under certain circumstances) based on movements in, among other things, inflation, oil prices and the Thai Baht/U.S. Dollar exchange rate. The price received by the Company for its oil production and the level of production will depend on numerous factors beyond the Company's control, including the condition of the world economy, political and regulatory conditions in Thailand and other oil and gas producing countries, and the actions of the Organization of Petroleum Exporting Countries. Decreases in the prices of oil or gas could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability, cash flow and borrowing base availability under the Revolving Credit Facility.

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

     All prior period financial statements presented herein have been restated to reflect the aforementioned change in accounting principle. See Note 2 to unaudited condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1998, Compared with Three Months Ended June 30, 1997.

     The Company's net loss of $8,742,000 or $0.34 per basic and diluted share increased from a net loss of $1,998,000 or $0.08 per basic and diluted share for the three months ended June 30, 1997. The increase in net loss is primarily due to higher interest expense caused by increased debt levels, depletion, dry hole costs, foreign exchange losses and decreased revenues associated with production from the Tantawan Field, net of related operating costs.

     Sales volumes for the three months ended June 30, 1998, before royalties, were 301,217 barrels of oil and 3,924,260 MCF of gas, compared to 242,326 barrels of oil and 3,756,798 MCF of gas, respectively, during the three months ended June 30, 1997. Oil production volumes increased as four platforms were on production during the three months ended June 30, 1998 as compared to two platforms on production during the three months ended June 30, 1997, while gas volumes were flat as the increase in production platforms offset a voluntary reduction in the Daily Contract Quantity ("DCQ") by the PTT. This reduction was requested by the Concessionaires for the period April - September 1998 as a prudent reservoir management measure.

     Operating expenses incurred for the three months ended June 30, 1998, were $6,540,000 as compared to $6,316,000 during the three months ended June 30, 1997. Operating expenses increased due to additional Tantawan Field platforms being on production in 1998.

     Dry hole cost was $1,042,000 for the three months ended June 30, 1998 and represents costs associated with the Tantawan 19 that was an unsuccessful exploratory well. There were no such unsuccessful exploratory wells for the three months ended June 30, 1997. Exploration expense credits for the three months ended June 30, 1997 are primarily attributable to the overaccrual of Jarmjuree seismic cost recorded in the fourth quarter of 1997 that were reversed in the second quarter of 1998 upon final accounting of such cost.

     Interest expense of $4,478,000 for the three months ended June 30, 1998 increased compared to $1,730,000 for the three months ended June 30, 1997. This is due to an increase in borrowings, higher annual interest rates associated with the placement in September 1997 of $120 million 10.75% Senior Subordinated Notes and higher amortization of deferred financing costs partially offset by increases in capitalized interest.

     Depreciation, depletion and amortization expense recorded for the three months ended June 30, 1998, was $6,725,000 as compared to $4,306,000 for the three months ended June 30, 1997. This increase is primarily due to increases in the depletable base as well as decreases in proved reserves at Tantawan Field.

     General and administrative expenses of $1,909,000 for the three months ended June 30, 1998 increased compared to $1,320,000 for the three months ended June 30, 1997. These increases were primarily attributable to activities related to the review of strategic alternatives announced by the Company in 1998.

     The Company had a foreign exchange loss of $1,264,000 for the three months ended June 30, 1998, versus no foreign exchange loss for the three months ended June 30, 1997. As the value of the Baht was linked to the dollar until July 1997, no foreign exchange exposure resulted during the three months ended June 30, 1997, while a decrease in the value of the Baht relative to the dollar during the three months ended June 30, 1998 resulted in foreign exchange loss.

Six Months Ended June 30, 1998, Compared with Six Months Ended June 30, 1997

     The Company's net loss of $13,814,000 or $0.54 per basic and diluted share increased from a net loss of $3,914,000 or $0.15 per basic and diluted share for the six months ended June 30, 1997. The increase in net loss is primarily attributable to higher interest expense associated with increased debt levels, depletion, dry hole costs, and operating expense partially offset by increased oil and gas revenues and gains on foreign exchange and futures contracts.

     Sales volumes for the six months ended June 30, 1998, before royalties, were 416,972 barrels of oil and 8,123,278 mcf of gas, compared to 358,879 barrels of oil and 4,950,343 mcf of gas, for the six months ended June 30, 1997.

     Operating expense incurred for the six months ended June 30, 1998, was $12,182,000 as compared to $9,642,000 for the six months ended June 30, 1997. This increase is primarily attributable to an increase in the number of production platforms, as well as only five months of operating expense recorded for the six months ended June 30, 1997 due to Tantawan production beginning in February, 1997.

     Dry hole cost was $2,469,000 for the six months ended June 30, 1998 and represents costs associated with the Tantawan 18 and 19 that were unsuccessful exploratory wells. No dry hole costs were recorded for the six months ended June 30, 1997. Exploration expense credits for the six months ended June 30, 1998 are primarily attributable to the overaccrual of Jarmjuree seismic costs recorded in the fourth quarter of 1998 that were reversed in the second quarter of 1998 upon final accounting of such cost.

     Interest expense of $8,948,000 for the six months ended June 30, 1998 increased compared to $2,648,000 for the six months ended June 30, 1997. Such increase is primarily attributable to an increase in borrowings and higher interest rates and amortization of deferred financing cost associated with the placement of the Notes, partially offset by increases in capitalized interest.

     Depreciation, depletion and amortization expense recorded for the six months ended June 30, 1998 was $12,371,000 as compared to $6,071,000 for the six months ended June 30, 1997. Such increase reflects increases in the depletable base as well as decreases in Tantawan proved reserves.

     General and administrative expenses of $3,737,000 for the six months ended June 30, 1998 increased compared to $2,767,000 for the six months ended June 30, 1997. These increases were primarily attributable to activities related to the review of strategic alternatives announced by the Company in 1998.

     The foreign exchange gain of $918,000 for the six months ended June 30, 1998 is attributable to a decrease in the value of the Baht in relation to the U.S. Dollar. No foreign exchange gain was recorded for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the period from the inception of the Company on September 21, 1990 through June 30, 1998, the Company invested approximately $285 million primarily for development and exploration activities conducted in the Block and the acquisition of interests in or rights to the Concession. During this period, the Company had negative operating cash flow. Since its inception, the Company has financed its growth with a combination of equity infusions by its principal stockholders (primarily Messrs. Rutherford and Moran), bank and stockholders loans, the sale of common stock and, most recently net proceeds of $117,000,000 from the issuance of 10.75% Senior Subordinated Notes ("Notes").

     In June 1996, RMOC completed an initial public offering which resulted in RMOC raising net proceeds of approximately $97 million. The proceeds were used to repay outstanding debt to the Company's principal stockholders, repay bank debt, and fund cash expenditures.

     On September 20, 1996, the Company entered into a $150 million Revolving Credit Facility ("Revolving Credit Facility") with a group of commercial lenders. The Revolving Credit Facility matures on September 30, 1999 and contains a borrowing base limitation. The Revolving Credit Facility is secured by the stock of certain subsidiaries and affiliates of the Company.

     On September 29, 1997, the Company issued $120 million of Notes. The net proceeds from this offering were used to repay $93 million of outstanding debt under the Revolving Credit Facility and the Credit Agreement and to purchase a portfolio of U.S. Government obligations of approximately $24 million, which is sufficient to provide for payment in full when due, of the first four scheduled interest payments on the Notes. The indenture pursuant to which the Notes were issued (the "Indenture") imposes customary financial and other restrictions on the Company and its subsidiaries.

     In December 1997, the Company and two of its lenders amended the Revolving Credit Facility. The borrowing base was reset at a fixed amount of $150 million until September 30, 1998 (or earlier upon the completion of certain new financings or other specified events). The amended Revolving Credit Facility provides that the Company pays interest at rates based on a margin of 1.75% over LIBOR if the aggregate outstanding principal amount is less than or equal to a threshold amount, which was set at $60 million, (the "Threshold Amount"), a margin of 2.75% over LIBOR if the principal amount outstanding is greater than the Threshold Amount on or prior to June 30, 1998, and a margin of 3.50% over LIBOR if the principal amount outstanding is greater than the Threshold Amount after June 30, 1998. Alternatively, the Company may pay a margin over the prime rate of 0.25%, 1% and 1.75% respectively, for similar levels of borrowings. The Company's current borrowing rate is 3.50% over LIBOR. The Company is also assessed a commitment fee equal to 0.5% per annum on the average daily balance of the unused borrowing base.

     The amended Revolving Credit Facility also provides for semi-annual borrowing base redeterminations subsequent to September 30, 1998 as well as a limitation on additional indebtedness, and the issuance of warrants to purchase 200,000 shares of common stock under specified circumstances. The warrants were issued on July 10, 1998 with a seven year term and an exercise price of $21 per share.

     The amended Revolving Credit Facility also requires the Company to (i) make principal payments from the proceeds of certain asset sales (ii) restrict the payment of dividends under certain circumstances, and (iii) maintain an Earnings Before Interest, Taxes, Non-Cash Expenses and Exploration Expenses ("EBITDAX") to interest coverage ratio as follows: 1.5:1 for each quarter ending on or before September 30, 1998 and 2.5:1 thereafter, such rates to be calculated excluding interest payable from the interest escrow for the Notes. At March 31 and June 30, 1998 the lender waived the EBITDAX ratio Covenant.

     At June 30, 1998, approximately $116 million was outstanding under the Revolving Credit Facility at an interest rate of 9.1875%.

     In August 1998, the Company obtained a commitment from its lender to amend and increase the amended Revolving Credit Facility (the "Commitment") from $150 million to $200 million. The maturity of the facility will be extended until December 31, 1999 and the Threshold Amount maturity will be extended from September 30, 1998 until October 31, 1999, while the covenants under this facility are substantially similar to those in the December 1997 amended Revolving Credit Facility. Additionally, the Commitment will not require borrowing base redeterminations. The Commitment provides for interest at rates based on a margin of 4.50% over LIBOR or 3.00% over the lender's prime rate, with further adjustments subsequent to January 1, 1999. The Company is also assessed a commitment fee equal to 0.5% per annum on the balance of the unused commitment. Under the terms for the Commitment the Company will incur fees up to six million dollars in the form of cash and shares of the Company's common stock. Additional warrants representing up to 9% of the Company's outstanding common stock may vest in favor of the lender through December 31, 1998. The amount of such fees and additional warrants depend upon the future occurrence of certain specified circumstances and events. In addition, the exercise price on the existing 200,000 warrants will be reset from $21 per share to $10.50 per share. The Commitment is subject to the execution and delivery of definitive documentation and certain customary condition.

     Under this Commitment, the Company is required to repay by November 1, 1999, all amounts borrowed in excess of the Threshold Amount ($56,300,000 at June 30, 1998).

     At the Concessionaires' request, PTT reduced its maximum gas nomination from 115% of DCQ to 100% of DCQ thereby effectively reducing production from approximately 100 MMCF/D to approximately 85 MMCF/D, between May and September 1998. This reduction reflects a prudent reservoir management measure to insure that the Concessionaires have adequate production capacity to meet gas nominations during that period. By October 1, 1998, the Company expects to produce at a level of 115% of DCQ, which the Company believes PTT will nominate at that time.

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves. Since its inception, the Company has financed these expenditures primarily through a combination of equity infusions by its principal stockholders, bank and stockholder loans, the issuance of the Notes and the sale of common stock. The Company made approximately $37,286,000 in capital expenditures during the six months ended June 30, 1998, and currently expects capital expenditures for 1998 to be in the range of $100-110 million, of which approximately 70% to 80% is budgeted for development of the Benchamas Field. The Company also expects to expend monies over the next several years to support additional exploration and development activities in the Block. Should the Company not be able to access additional sources of funds over that period, the Company might not generate sufficient cash flow to pay the principal and interest on its outstanding debt. The Company expects to fund these activities in the near-term with additional bank borrowings under the loan facility.

     The Company must raise substantial additional funds in addition to the Commitment to continue to fund activities subsequent to the conclusion of 1998 at current or higher levels and to repay the principal amount of the loan facility on November 1 and December 31, 1999, through some combination of the following: further increases in the total amount of the loan facility, arranging additional debt, equity or other financing, and obtaining other additional sources of funds. If production revenues do not increase or reserves decline, or, if the Company's expected levels of capital expenditures increase materially, the Company may have limited ability to obtain the capital necessary to undertake or complete current and future drilling programs. There can be no assurance that increased bank lines, debt, equity or other financing or other sources of funds will be available or that, if available, will be on terms acceptable to the Company or sufficient to meet these or other corporate requirements; however, the Company has explored several alternatives which it believes should enable it to meet its capital commitments at an acceptable cost.

     On January 22, 1998, the Company announced that it intends to explore various strategic alternatives regarding the ongoing development of its interest in the Block. Such alternatives include the possible merger or sale of the Company which process is ongoing. There can be no assurance that this process will result in any transaction.

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

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). The statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial positions and measure them at fair value. The Standard is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 1999. The Company is evaluating the effects SFAS 133 may have on reported results.

YEAR 2000

     All of the Company's computer systems located in its Houston headquarters are Year 2000 compliant. The Operator of the Company's computer systems in Thailand is currently in the process of reviewing its Year 2000 compliance. To the extent that these systems are not Year 2000 compliant, the Operator believes that it will not incur any material costs to implement any necessary changes to these systems.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's amended Revolving Credit Facility provides for the issuance to its commercial lenders of warrants to purchase common stock of the Company if the Company fails to attain certain levels of principal reduction under such facility. On July 10, 1998, warrants to purchase 200,000 shares of Common Stock were issued to the lenders pursuant to the warrant agreement. The warrants have a seven year term and an exercise price of $21 per share. Under the terms of the Commitment the exercise price will be reset at $10.50 per share. The Company received no proceeds from the issuance of the warrants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10 -- Rutherford-Moran Incentive Bonus Plan adopted by the Board of Directors of the Company on May 7, 1998.

          27 -- Financial Data Schedule

     (b) Reports on Form 8-K

          During the three month period ended June 30, 1998, the Company did not file any Form 8-K reports.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            RUTHERFORD-MORAN OIL
                                            CORPORATION

                                            By:   /s/ DAVID F. CHAVENSON

                                              ----------------------------------
                                                     David F. Chavenson
                                             Vice President, Finance and Chief
                                              Financial Officer and Treasurer

Dated:

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            RUTHERFORD-MORAN EXPLORATION COMPANY

                                            By:   /s/ DAVID F. CHAVENSON
                                              ----------------------------------
                                                      David F. Chavenson
                                              Treasurer and Director (Principal
                                                    Financial and Accounting
                                                            Officer)

Dated:

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            THAI ROMO HOLDINGS, INC.

                                            By:   /s/ DAVID F. CHAVENSON
                                              ----------------------------------
                                                      David F. Chavenson
                                              Treasurer and Director (Principal
                                                    Financial and Accounting
                                                            Officer)

Dated:

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            THAI ROMO LIMITED

                                            By:   /s/ DAVID F. CHAVENSON
                                              ----------------------------------
                                                      David F. Chavenson
                                              Director (Principal Financial and
                                                      Accounting Officer)

Dated:

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                           DESCRIPTION
        -------                           -----------
           10            -- Rutherford-Moran Incentive Bonus Plan
           27            -- Financial Data Schedule
           99            -- The Commitment