Form 10-Q
period 1998-09-30
RUTHERFORD-MORAN OIL CORP; RUTHERFORD MORAN EXPLORATION CO; THAI ROMO HOLDINGS INC; THAI ROMO LTD
filed 1998-11-13
CIK 1012884, 1060364, 1060365, 1060366

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrants listed under the Table of Additional Registrants (1) have filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that such registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of November 1, 1998, there were 25,598,000 shares of common stock, $.01 par value, of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

     Each of the following subsidiaries of Rutherford-Moran Oil Corporation, and each other subsidiary that is or becomes a guarantor of the 10.75% Senior Subordinated Notes due 2004 of the Company, is hereby deemed to be a registrant.

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

                        RUTHERFORD-MORAN OIL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                               ENDED           ENDED           ENDED           ENDED
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               1998            1997*           1998            1997*
                                           -------------   -------------   -------------   -------------
Revenues:
  Oil and gas revenue....................    $ 10,632         $10,187        $ 27,567        $ 25,784
  Interest income........................         130              68             315             162
                                             --------         -------        --------        --------
          Total revenues.................      10,762          10,255          27,882          25,946
Expenses:
  Operating expense......................       6,057           7,458          18,239          17,100
  Exploration costs......................          33              --            (449)            159
  Dry hole costs.........................          47              --           2,516              --
  Interest expense.......................       4,397           1,972          13,345           4,620
  Depreciation, depletion and
     amortization........................       7,774           5,137          20,145          11,208
  General and administrative.............       1,559           1,226           5,298           3,993
  Foreign exchange (gain) loss...........        (814)          1,850          (1,732)          1,850
  Gain on futures contract...............         (32)           (410)           (813)           (275)
                                             --------         -------        --------        --------
          Total expenses.................      19,021          17,233          56,549          38,655
                                             --------         -------        --------        --------
Loss before income tax benefit and
  extraordinary loss on early
  extinguishment of debt.................      (8,259)         (6,978)        (28,667)        (12,709)
Income tax benefit.......................          --          (2,212)         (6,593)         (4,029)
                                             --------         -------        --------        --------
Loss before extraordinary loss on early
  extinguishment of debt.................      (8,259)         (4,766)        (22,074)         (8,680)
Extraordinary loss on early
  extinguishment of debt (net of -0-
  income tax)............................       7,452              --           7,452              --
                                             --------         -------        --------        --------
Net loss.................................    $(15,711)        $(4,766)       $(29,526)       $ (8,680)
                                             ========         =======        ========        ========
Net loss per share.......................    $  (0.61)        $ (0.19)       $  (1.15)       $  (0.34)
                                             ========         =======        ========        ========
Weighted average number of common shares
  outstanding............................      25,598          25,615          25,607          25,612
                                             ========         =======        ========        ========

---------------

* Restated

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  2,601         $  1,979
  Accounts receivable.......................................       6,964           10,457
  Value added tax receivable................................       9,817            5,579
  Joint interest receivable.................................      16,897            2,169
  Other.....................................................         646            1,916
                                                                --------         --------
          Total current assets..............................      36,925           22,100
Property and equipment (successful efforts method)..........     293,361          238,651
Accumulated depreciation, depletion, and amortization.......     (37,678)         (18,002)
                                                                --------         --------
          Net property and equipment........................     255,683          220,649
Deferred charges:
  Deferred financing costs, net.............................       3,548            8,493
  Escrowed funds, net.......................................      18,225           24,300
  Deferred charges..........................................         259            1,026
  Deferred income tax.......................................      12,763            6,169
                                                                --------         --------
          Total deferred assets.............................      34,795           39,988
                                                                --------         --------
          Total assets......................................    $327,403         $282,737
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 14,127         $ 19,732
                                                                --------         --------
          Total current liabilities.........................      14,127           19,732
Note payable to bank........................................     147,000           69,000
10.75% senior subordinated notes............................     120,000          120,000
Premium on written option...................................          36              625
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding...........          --               --
  Common stock, $0.01 par value, 40,000,000 shares
     authorized, and 25,598,000 shares issued and
     outstanding at September 30, 1998 and 25,614,000 at
     December 31, 1997......................................         256              256
  Additional paid-in capital................................     101,748           99,571
  Deferred compensation.....................................        (695)            (906)
  Accumulated deficit.......................................     (55,069)         (25,541)
                                                                --------         --------
          Total stockholders' equity........................      46,240           73,380
                                                                --------         --------
          Total liabilities and stockholders' equity........    $327,403         $282,737
                                                                ========         ========

---------------

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS           NINE MONTHS
                                                                   ENDED                 ENDED
                                                             SEPTEMBER 30, 1998   SEPTEMBER 30, 1997*
                                                             ------------------   -------------------
Cash flows from operating activities:
  Net loss.................................................      $ (29,526)            $  (8,680)
  Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
     Depreciation, depletion, and amortization.............         20,145                11,208
     Extraordinary loss on early extinguishment of debt....          7,452                    --
     Amortization of deferred financing cost...............          1,973                   424
     Deferred income tax benefit...........................         (6,593)               (4,029)
     Foreign exchange (gain) loss..........................         (1,732)                1,850
     Dry hole cost.........................................          2,516                    --
     Other.................................................            390                   (45)
     Changes in working capital............................        (18,621)              (12,738)
                                                                 ---------             ---------
          Cash used in operating activities................        (23,996)              (12,010)
Cash flows from investing activities:
  Capital expenditures.....................................        (57,226)              (57,132)
  Acquisition of Maersk Oil (Thailand), Limited, net of
     cash acquired.........................................             --               (29,414)
                                                                 ---------             ---------
          Cash used in investing activities................        (57,226)              (86,546)
Cash flows provided by (used in) financing activities:
  Deferred financing costs.................................           (146)                 (187)
  Issuance of 10.75% senior subordinated notes.............             --               120,000
  Repayments under bank notes..............................       (152,350)              (99,176)
  Debt issuance cost.......................................         (2,625)               (2,965)
  Borrowings under bank notes..............................        230,350               106,330
  Escrowed funds...........................................          6,075               (24,300)
                                                                 ---------             ---------
          Cash provided by financing activities............         81,304                99,702
                                                                 ---------             ---------
          Net increase in cash and cash equivalents........             82                 1,146
  Effect of foreign exchange rate on cash..................            540                 1,825
  Cash and cash equivalents, beginning of period...........          1,979                   444
                                                                 ---------             ---------
  Cash and cash equivalents, end of period.................      $   2,601             $   3,415
                                                                 =========             =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.................      $  13,461             $   1,031
                                                                 =========             =========
  Cash paid during the period for income tax...............      $      --             $      --
                                                                 =========             =========
Supplemental disclosure of noncash investing and financing
  activities:
  Premium on written option................................      $    (589)            $     550
                                                                 =========             =========

---------------

* Restated

See accompanying notes to unaudited condensed consolidated financial statements.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position of Rutherford-Moran Oil Corporation ("RMOC" or the "Company") at September 30, 1998 and December 31, 1997, and its results of operations for the three and nine months ended September 30, 1998 and 1997 and statements of cash flows for the nine months ended September 30, 1998 and 1997. The financial statements herein should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements as of and for the year ended December 31, 1997, as included in the Company's annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

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

     The effect of adopting the change in accounting principle resulted in an increase in net loss for the three months ended September 30, 1997 of approximately $488,000 (or $0.02 per share) and a decrease in net loss for the nine months ended September 30, 1997 of $310,000 (or $0.01 per share).

     The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is recognized whenever the carrying value of an asset exceeds the fair value. Fair value, on a depletable unit basis, is estimated to be the present value of expected future net revenues computed by application of estimated future oil and gas prices, production, and expenses, as determined by management, over the economic life of the reserves. No such impairment was recognized during the three and nine months ended September 30, 1998 or 1997.

(3) OIL AND GAS PROPERTY ACQUISITION

     On December 19, 1996, the Company, through its wholly-owned subsidiary, Thai Romo Limited ("Thai Romo"), exercised its preferential right to purchase 46.34% of the outstanding shares of Maersk Oil (Thailand) Limited ("MOTL"), a wholly-owned subsidiary of Maersk Olie og Gas AS of Copenhagen, Denmark ("Maersk"). MOTL was a former co-concessionaire in Block B8/32 (the "Block"), with a 31.67%

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interest in the Concession. The purchase was consummated on March 3, 1997, with Thai Romo Holdings ("TRH"), Thai Romo's nominee under the Share Sales Agreement with Maersk, purchasing the shares for $28,617,000, which included $1,554,000 in satisfaction of outstanding debt. After the closing, MOTL was renamed B8/32 Partners, Limited ("B8/32").

     In connection with the purchase, the Company recorded $7,875,000 for the deferred tax liability related to the excess of the acquisition price over the tax basis of the MOTL property.

     The remaining 53.66% of MOTL's stock was purchased by Thaipo Limited ("Thaipo") and by Palang Sophon Limited ("Palang") of Bangkok, Thailand. Thaipo, Palang and MOTL were co-concessionaires with Thai Romo prior to the sale of MOTL. As a result, RMOC's interest in the Block increased to a uniform 46.34%.

(4) DEBT

     On September 20, 1996, the Company entered into a $150 million revolving credit agreement (the "Credit Agreement") with a group of commercial lenders. The Credit Agreement had a final maturity of September 30, 1999, and contained an initial borrowing base limitation of $60 million. On April 29, 1997, the borrowing base limitation was redetermined to $120 million. Subsequent to the issuance of the Company's 10.75% Senior Subordinated Notes ("the Notes") in September 1997, the borrowing base was reset to $60 million. The Credit Agreement was secured by the stock of certain subsidiaries of the Company.

     On September 8, 1997, the Company entered into a short-term credit agreement (the "Bridge Loan") with Chase Manhattan Bank for an additional borrowing of $5 million. The Bridge Loan contained covenants substantially identical to those in the Credit Agreement. The Bridge Loan was repaid on September 29, 1997 with proceeds from the Notes.

     In December 1997, the Company and two of its lenders entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The borrowing base was reset at a fixed amount of $150 million until September 30, 1998 (or earlier upon the completion of certain new financings or other specified events). The Restated Credit Agreement provided that the Company pay interest at rates based on a margin of 1.75% over LIBOR if the aggregate outstanding principal amount is less than or equal to a threshold amount, which was set at $60 million, (the "Threshold Amount") a margin of 2.75% over LIBOR if the principal amount outstanding is greater than the Threshold Amount on or prior to June 30, 1998, and a margin of 3.50% over LIBOR if the principal amount outstanding is greater than the Threshold Amount after June 30, 1998. Alternatively, the Company could pay a margin over the prime rate of 0.25%, 1% and 1.75% respectively, for similar levels of borrowings. The borrowing rate under this facility was 3.50% over LIBOR, and the commitment fee was equal to 0.5% per annum on the average daily balance of the unused borrowing base. Under this facility the Company was required to repay by September 30, 1998 all amounts borrowed in excess of the Threshold Amount.

     The Restated Credit Agreement also provided for semi-annual borrowing base redeterminations subsequent to September 30, 1998 as well as a limitation on additional indebtedness, and the issuance of warrants to purchase 200,000 shares of common stock under specified circumstances. The warrants were issued on July 10, 1998 with a seven year term and an exercise price of $21 per share (repriced to $10.50 per share on September 28, 1998).

     The Restated Credit Agreement also required the Company to (i) make principal payments from the proceeds of certain asset sales (ii) restrict the payment of dividends under certain circumstances, and (iii) maintain an Operating Cash Flow (as defined therein) to interest expense ratio (the "Interest Coverage Ratio") as follows: 1.5:1 for each quarter ending on or before September 30, 1998 and 2.5:1 thereafter, such

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

rates to be calculated excluding interest payable from the interest escrow for the Notes. At March 31 and June 30, 1998 the lender waived the Interest Coverage Ratio covenant.

     On September 28, 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Restated Credit Agreement") with The Chase Manhattan Bank (hereinafter the "Lender"). The Second Restated Credit Agreement amends and increases the amount of the borrowing base available under the Restated Credit Agreement from $150,000,000 to $200,000,000. The maturity of the facility has been extended until December 31, 1999. The covenants under the Second Restated Credit Agreement are substantially similar to those of the Restated Credit Agreement, but the Second Restated Credit Agreement changes the Interest Coverage Ratio to not less than (i) 1.25:1 as of the end of the fiscal quarter ending on March 31, 1999; (ii) 1.50:1 as of the end of the fiscal quarter ending on June 30, 1999; and (iii) 2.00:1 as of the end of any fiscal quarter thereafter. Additionally, the Second Restated Credit Agreement no longer requires scheduled borrowing base redeterminations. If at any time after October 31, 1999, the aggregate principal amount outstanding under the Second Restated Credit Agreement exceeds an amount, which initially was set at $60,000,000 (defined therein as the "Threshold Amount") the excess must be prepaid immediately. The Second Restated Credit Agreement provides for interest at rates based on a margin of 4.50% over LIBOR or 3% over the higher of the prime rate of the Lender or the Federal funds rate plus .5%. These margins increase by 1% on January 1, 1999, and by an additional 1% on the last business day of each successive calendar quarter following January 1, 1999. The Company was paying a stated interest rate of 9.875% at September 30, 1998. A commitment fee of .5% per annum is charged on the balance of the unused commitment. Under the terms of the Second Restated Credit Agreement and related Warrant Agreement the Company incurred fees of $2,625,000 consisting of cash and warrants with a ten year term at $0.01 per share to purchase 256,140 shares of the Company's common stock. In addition, the exercise price on the 200,000 warrants issued on July 10, 1998 was reset from $21 per share to $10.50 per share.

     Additionally, the Warrant Agreement provides for the issuance of warrants to the Lender to purchase an additional 256,140 shares of common stock of the Company, if the Company has not executed a purchase and sale agreement with a buyer for the sale of not less than 65% of the outstanding common stock of the Company prior to October 31, 1998. The exercise price on the warrants is $.01 per share with a ten year term. These warrants were issued on October 31, 1998, pursuant to the terms of the Warrant Agreement. If the Company has not satisfied the conditions to closing of such purchase and sale agreement by November 30, 1998, the Lender will receive additional warrants to purchase 768,420 shares of common stock of the Company at an exercise price of $.01 per share, with a ten year term and if the Company has not satisfied the conditions to closing of such purchase and sale agreement by December 31, 1998, the Lender will receive additional warrants to purchase 1,280,700 shares of common stock of the Company at an exercise price of $.01 per share with a ten year term. Therefore if the Company has not satisfied the conditions to closing of such purchase and sale agreement by December 31, 1998, the Lender could receive warrants to purchase a total of 2,561,400 shares or approximately 10%, of the Company's common stock under the terms of the Second Restated Credit Agreement and related Warrant Agreement.

     The Company's effective interest rate for the Second Restated Credit Agreement includes the effect of both the additional warrants expected to be issued and the total interest expected to be incurred. Based upon the Company's stated interest rate at September 30, 1998, the effective interest rate for the Second Restated Credit Agreement will reach 16.3% if not repaid prior to its maturity date.

     The Company recorded an extraordinary loss during the third quarter of 1998 of $7,452,000 associated with the early extinguishment of debt related to the September 1998 Second Restated Credit Agreement with the Lender.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 1998, approximately $147 million was outstanding under the Second Restated Credit Agreement. On November 4, 1998, approximately $172 million was outstanding under the Second Restated Credit Agreement.

     On September 29, 1997, the Company issued $120 million of Senior Subordinated Notes due 2004 (the "Notes") at an annual interest rate of 10.75%. The net proceeds were used to repay $93 million of outstanding indebtedness under the Credit Agreement and to purchase approximately $24 million of securities which were escrowed to pay interest on the Notes. The amount of the securities purchased will be sufficient to provide for payment in full of the first four semi-annual installments of scheduled interest payments commencing April 1, 1998. The Notes contain customary covenants, including limitations on the incurrence of additional indebtedness, restricted payments and the establishment of certain liens.

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

     As of November 4, 1998, the Company had $28 million available under the Second Restated Credit Agreement. The Company expects to exhaust its currently available cash reserves and available bank credit in January 1999. The Lender has informed the Company that it is not currently willing to increase the commitment under the Second Restated Credit Agreement. The Company must raise substantial additional funds to continue to fund activities subsequent to 1998. Otherwise, the Company will not have the ability to undertake or complete current and future drilling programs or to pay the principal and interest on its outstanding debt. There can be no assurance that increased bank commitments, debt, equity or other sources of funds will be available or that, if available, will be on terms acceptable to the Company or sufficient to meet these and other requirements. If the Company does not access substantial additional sources of funds in the near term, it will not have the ability to complete the development of proved undeveloped reserves in the Block, which will result in a downward revision of the Company's proved reserves and the recognition of a significant impairment charge by December 31, 1998. Such events will raise substantial doubt about the ability of the Company to continue as a going concern past that date. The Company continues to explore alternatives which may enable it to meet its capital commitments at an acceptable cost. No assurances can be given that such efforts will be successful in raising capital to continue pursuing development activities.

     On January 22, 1998, the Company announced that it intended to explore various strategic alternatives regarding the ongoing development of its interest in the Block. Exploration of these alternatives, including the possible merger or sale of the Company is ongoing. On November 12, 1998, the Company issued a statement reporting on the status of its efforts to explore such strategic alternatives. During this process, the Company has had discussions with numerous parties about their interest in acquiring the Company, but none of these discussions resulted in a definitive agreement. The Company is currently in discussions with one party on an exclusive basis. If a definitive merger agreement is reached, it may result in a per share value to shareholders which is less than the per share market price. No assurances can be given that any definitive merger agreement will be reached or that any sale or similar transaction will occur.

(5) TAXES

     During the quarter ended September 30, 1998, the Company did not increase its deferred tax asset which would have occurred as a result of the net loss of $15,711,000 incurred for the quarter. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in assessing the realization of deferred tax assets. The Company's deferred tax asset is primarily associated with Net Operating Losses (the "NOL's") in Thailand, whose realization is dependent upon generating sufficient

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL's may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

(6) CRUDE OIL HEDGING ACTIVITIES

     During the first quarter of 1996, the Company entered into crude oil price swaps with an affiliate of its lender in the amount of 1,000,000 barrels at $15.92 per barrel for the period April through December of 1997, and in the amount of 1,750,000 barrels at $15.92 per barrel for the year 1998. As the Company's production in 1997 did not meet its swap obligation and the Company expected that situation to continue in 1998, a portion of the Company's obligation was considered speculative in 1997, marked to market and recognized in the consolidated statement of operations.

     During the first quarter of 1998, the Company entered into offsetting positions for its entire 1998 swap position, thus resulting in no material future exposure to the original swaps. The cost of establishing this position was insignificant.

     The Company also sold to an affiliate of its lender an option to purchase 1,250,000 barrels of aggregate oil volumes from January through December 1999 at a price of $18.30 per barrel. The Company has accounted for the swap option separately as it does not qualify as a hedge. At September 30, 1998, the Company estimates the fair market value of this position to be $36,000 and has recorded the amount as a liability on the consolidated balance sheet.

     The Company has recorded a net gain of $32,000 in the Consolidated Statement of Operations for the three months ended September 30, 1998 for the increase in market value of the swap option as compared to a gain of $410,000 during the three months ended September 30, 1997.

(7) FOREIGN TRANSLATION GAIN/LOSS

     Business transactions and foreign operations recorded in a foreign currency are restated in U.S. Dollars, which is the Company's functional currency. Revenues, operating and general and administrative expenses denominated in currencies other than the functional currency are translated at an average exchange rate for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in the consolidated statement of operations in the year of occurrence. Net current assets and liabilities are translated monthly at current rates and recognized in the consolidated statement of operations in the year of occurrence. Currency translations resulted in a gain of $814,000 and $1,732,000 for the three and nine month periods ended September 30, 1998, compared to a loss of $1,850,000 for the three and nine month periods ended September 30, 1997.

                        RUTHERFORD-MORAN OIL CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) SUBSEQUENT EVENT

     At the Concessionaires' request, PTT reduced its maximum gas nomination from 115% of Daily Contract Quantities to 85 MMCF per day (the "DCQ") from May through September 1998. This reduction reflected a prudent reservoir management measure. Effective October 1, 1998, PTT increased its nomination to 115% of DCQ, or approximately 98 MMCF per day. Because of production declines, the current rate of gas production cannot meet 115% of DCQ, nor can it meet DCQ. In order to maximize current cash flow, the Concessionaires have offset the effects of decrease gas volumes with increase oil volumes until such time as drilling, workover maintenance and additional platform installation increase gas production to an amount equal to or exceeding DCQ. Management believes the economic benefits of increased oil production exceed the costs of the gas price penalty (being a sum in cash equal to the difference between the daily quantity and the nominated quantity times 25% of the prevailing price during such period) incurred due to failure to meet the gas nomination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 1997, included in the Company's annual report on Form 10-K.

     The following discussion is intended to assist in understanding the Company's financial position and results of operations for the three and nine month periods ended September 30, 1998. The unaudited condensed consolidated financial statements and the notes thereto should be referred to in conjunction with this discussion.

     From time to time, the Company may elect to make certain statements that provide the Company's stockholders and the investing public with "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report and as part of other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements may include, but not be limited to, statements concerning estimates of current and future results of operations, financial position, reserves, the timing and commencement of wells and the production therefrom, production estimates based upon drill stem tests and other test data, future capacity under its credit arrangements, future capital expenditures, liquidity requirements and year 2000 compliance.

     Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation, those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

     Among the factors that have a direct bearing on the Company's results of operations and the oil and gas industry in which it operates are uncertainties inherent in estimating reserves and future production and cash flows, particularly with respect to wells with limited production histories; access to additional capital; changes in the price of oil and natural gas; the limited exploration histories in Block B8/32 (the "Block"); the status of the Company's existing and future contractual relationships with the Government of Thailand, including the Concession and the Gas Sales Agreement (the "GSA"); risks associated with having the Government of Thailand as the sole purchaser of the Company's gas production, including the potential for political instability and economic downturns in the Thailand economy and a reduction in demand for oil and natural gas in Thailand; foreign currency fluctuation risks; the Company's substantial indebtedness, the presence of competitors with greater financial resources and capacity; difficulties and risks associated with offshore oil and gas exploration and development operations and risks associated with offshore marine operations such as capsizing, sinking, grounding, collision and damage from severe weather conditions.

OVERVIEW

     The Company began producing oil and gas from the Tantawan Field, its first development in the Block, in February 1997. Prior to that time, the Company was classified as a development stage company. As a result, the Company's historical results of operations and period-to-period comparisons of such results, and certain financial data may not be meaningful or indicative of future results. The Company's financial condition, results of operations, future growth and the carrying value of its proved reserves will depend substantially on its ability to access substantial additional sources of funds to acquire or find and successfully develop additional oil and gas reserves within the Block. The revenues expected to be generated by the Company's future operations will be highly dependent upon production levels, commodity prices and demand for oil and natural gas. Natural gas produced from the Company's Tantawan and Benchamas Fields is subject to the GSA with the Petroleum Authority of Thailand ("PTT"), with prices subject to semi-annual adjustment (or more frequent adjustments under certain circumstances) based on movements in, among other things, inflation, oil prices and the

Thai Baht/U.S. Dollar exchange rate. The price received by the Company for its oil production and the level of production will depend on numerous factors beyond the Company's control, including the condition of the world economy, political and regulatory conditions in Thailand and other oil and gas producing countries, and the actions of the Organization of Petroleum Exporting Countries. Decreases in the prices of oil or gas could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability, cash flow and availability of credit.

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

     All prior period financial statements presented herein have been restated to reflect the aforementioned change in accounting principle (see Note 2 to unaudited condensed consolidated financial statements).

     Since the latter half of 1997, many countries in Southeast Asia, including Thailand, have experienced significant reductions in economic growth. Natural gas produced in Thailand by the Company and other producers is primarily used for electrical power generation. The current recession in Thailand has reduced the use of electricity thereby slowing the increase and potentially reducing the consumption of hydrocarbon fuels used to power electric generators. Prolonged decreased demand for fuel oil and natural gas at a time when sources of supplies are increasing may impact the Company's long term ability to market substantial increases in gas production. In the near term the Company believes that its natural gas will displace either imported crude oil, lignite or imported natural gas as power generation feedstock, because domestic natural gas is cheaper to purchase, environmentally preferable and enables the government to increase its U.S. Dollar reserves during a period of economic uncertainty.

     As the Company exports its crude oil to the highest bidder for U.S. Dollars, it does not believe that the recent events in Thailand and other countries in Southeast Asia will impact its ability to market crude oil.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1998, Compared with Three Months Ended September 30, 1997.

     The Company's net loss of $15,711,000 or $0.61 per share for the three months ended September 30, 1998 increased from a net loss of $4,766,000 or $0.19 per share for the three months ended September 30, 1997. The increase in net loss is primarily due to the extraordinary loss on early extinguishment of debt, higher depletion expense and increased interest expense caused by higher debt levels, partially offset by foreign exchange gains and increased revenues associated with production from the Tantawan Field, net of related operating costs.

     Sales volumes for the three months ended September 30, 1998, before royalties, were 434,182 barrels of oil and 3,559,219 MCF of gas, compared to 236,026 barrels of oil and 3,937,924 MCF of gas during the three months ended September 30, 1997. Oil sales volumes increased as a result of two liftings during the three months ended September 30, 1998 as compared to one lifting during the three months ended September 30, 1997, while gas volumes declined due to production declines and a change in production strategy (see Liquidity and Capital Resources).

     Operating expenses incurred for the three months ended September 30, 1998, were $6,057,000 as compared to $7,458,000 during the three months ended September 30, 1997. Operating expenses decreased due to allocating a portion of operating overhead to the Benchamas development program starting in the fourth quarter of 1997.

     Interest expense of $4,397,000 for the three months ended September 30, 1998 increased compared to $1,972,000 for the three months ended September 30, 1997. This is due to an increase in borrowings, higher annual interest rates associated with the placement in September 1997 of $120 million 10.75% Senior Subordinated Notes and increases in amortization of deferred financing costs, partially offset by increases in capitalized interest.

     Depreciation, depletion and amortization expense recorded for the three months ended September 30, 1998, was $7,774,000 as compared to $5,137,000 for the three months ended September 30, 1997. This increase is primarily due to increases in the depletable base, as well as decreases in proved reserves at Tantawan Field.

     General and administrative expenses of $1,559,000 for the three months ended September 30, 1998 increased compared to $1,226,000 for the three months ended September 30, 1997. These increases were primarily attributable to activities related to the review of strategic alternatives announced by the Company in 1998.

     The Company had a foreign exchange gain of $814,000 for the three months ended September 30, 1998, compared to a foreign exchange loss of $1,850,000 for the three months ended September 30, 1997. This change was due to fluctuations in the value of the Thai Baht versus the U.S. Dollar.

     The Company did not record an income tax benefit for the three months ended September 30, 1998 because management believes that there is a risk that Net Operating Losses (the "NOL's") may expire unused. The Company recorded an income tax benefit for the three months ended September 30, 1997 in the amount of $2,212,000.

     The Company recorded an extraordinary loss during the third quarter of 1998 of $7,452,000 associated with the early extinguishment of debt related to the September 1998 Second Amended and Restated Credit Agreement with Chase Manhattan Bank.

Nine Months Ended September 30, 1998, Compared with Nine Months Ended September 30, 1997

     The Company's net loss of $29,526,000 or $1.15 per share increased from a net loss of $8,680,000 or $0.34, per share for the nine months ended September 30, 1997. The increase in net loss is primarily attributable to the extraordinary loss on early extinguishment of debt, higher depletion expense and increased interest expense associated with increased debt levels, dry hole costs, general and administrative expense and operating expense partially offset by increased oil and gas revenues and gains on foreign exchange and futures contracts.

     Sales volumes for the nine months ended September 30, 1998, before royalties, were 851,154 barrels of oil and 11,682,497 MCF of gas, compared to 594,905 barrels of oil and 8,888,267 MCF of gas, for the nine months ended September 30, 1997. Oil and gas production increases are due to two additional production platforms added in the third quarter 1997. Increased oil and gas revenues for the nine months ended September 30, 1998 associated with these increased volumes were partially offset by lower oil and gas prices.

     Operating expense incurred for the nine months ended September 30, 1998, was $18,239,000 as compared to $17,100,000 for the nine months ended September 30, 1997. This increase is primarily attributable to an increase in the number of production platforms, as well as recording only eight months of operating expense for the nine months ended September 30, 1997 due to Tantawan production beginning in February, 1997, partially offset by allocating a portion of operating overhead to the Benchamas development program starting in the fourth quarter 1997.

     Dry hole cost was $2,516,000 for the nine months ended September 30, 1998 and represents costs associated with the Tantawan 18 and 19 that were unsuccessful exploratory wells. No dry hole costs were recorded for the nine months ended September 30, 1997. Exploration expense credits for the nine months ended September 30, 1998 are primarily attributable to the overaccrual of Jarmjuree seismic costs recorded in the fourth quarter of 1997 that were reversed in the second quarter of 1998 upon final accounting of such cost.

     Interest expense of $13,345,000 for the nine months ended September 30, 1998 increased compared to $4,620,000 for the nine months ended September 30, 1997. Such increase is primarily attributable to an increase in borrowings, higher interest rates and amortization of deferred financing cost associated with the placement of the Notes, partially offset by increases in capitalized interest.

     Depreciation, depletion and amortization expense recorded for the nine months ended September 30, 1998 was $20,145,000 as compared to $11,208,000 for the nine months ended September 30, 1997. Such increase was attributable to increases in the depletable base and production volumes, as well as decreases in Tantawan proved reserves.

     General and administrative expenses of $5,298,000 for the nine months ended September 30, 1998 increased compared to $3,993,000 for the nine months ended September 30, 1997. These increases were primarily attributable to activities related to the review of strategic alternatives announced by the Company in 1998.

     A foreign exchange gain of $1,732,000 was recorded for the nine months ended September 30, 1998 compared to a loss of $1,850,000 for the nine months ended September 30, 1997. This increase is related to fluctuations in the value of the Thai Baht in relation to the U.S. dollar.

     The Company recorded an extraordinary loss during the third quarter of 1998 of $7,452,000 associated with the early extinguishment of debt related to the September 1998 Second Amended and Restated Credit Agreement with Chase Manhattan Bank.

LIQUIDITY AND CAPITAL RESOURCES

     During the period from the inception of the Company on September 21, 1990 through September 30, 1998, the Company invested approximately $305 million, primarily for development and exploration activities conducted in the Block and the acquisition of interests in or rights to the Concession. During this period, the Company had negative operating cash flow. Since its inception, the Company has financed its growth with a combination of equity infusions by its principal stockholders (primarily Messrs. Rutherford and Moran), bank and stockholders loans, the sale of common stock and net proceeds of $117,000,000 from the issuance of 10.75% Senior Subordinated Notes (the "Notes").

     In June 1996, RMOC completed an initial public offering which resulted in net proceeds of approximately $97 million. The proceeds were used to repay outstanding debt to the Company's principal stockholders, repay bank debt, and fund cash expenditures.

     On September 20, 1996, the Company entered into a $150 million revolving credit agreement (the "Credit Agreement") with a group of commercial lenders. The Credit Agreement was to mature on September 30, 1999 and contained a borrowing base limitation. The Credit Agreement was secured by the stock of certain subsidiaries of the Company.

     On September 8, 1997, the Company entered into a short-term credit agreement (the "Bridge Loan") with Chase Manhattan Bank for an additional borrowing of $5 million. The Bridge Loan contained covenants substantially identical to those in the Credit Agreement. The Bridge Loan was repaid on September 29, 1997 with proceeds from the Notes.

     On September 29, 1997, the Company issued $120 million of Notes. The net proceeds from this offering were used to repay $93 million of outstanding debt under the Credit Agreement and the Bridge Loan and to purchase a portfolio of U.S. Government obligations of approximately $24 million, which is sufficient to provide for payment in full when due, the first four scheduled interest payments on the Notes. The indenture pursuant to which the Notes were issued imposes customary financial and other restrictions on the Company and its subsidiaries.

     In December 1997, the Company and two of its lenders entered into the Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The borrowing base was reset at a fixed amount of $150 million until September 30, 1998 (or earlier upon the completion of certain new financings or other specified events). The Restated Credit Agreement provided that the Company pay interest at rates based on a margin of 1.75% over LIBOR if the aggregate outstanding principal amount is less than or equal to a threshold amount, which was set at $60 million, (the "Threshold Amount"), a margin of 2.75% over LIBOR if the principal amount outstanding was greater than the Threshold Amount on or prior to June 30, 1998, and a margin of 3.50% over LIBOR if the principal amount outstanding was greater than the Threshold Amount after June 30, 1998. Alternatively, the Company could pay a margin over the prime rate of 0.25%, 1% and 1.75% respectively, for similar levels of borrowings. The borrowing rate under this facility was 3.50% over LIBOR, and the commitment fee was equal to 0.5% per annum on the average daily balance of the unused borrowing base. Under this facility the Company was required to repay by September 30, 1998 all amounts borrowed in excess of the Threshold Amount.

     The Restated Credit Agreement also provided for semi-annual borrowing base redeterminations subsequent to September 30, 1998, as well as a limitation on additional indebtedness and the issuance of warrants to purchase 200,000 shares of common stock under specified circumstances. The warrants were issued on July 10, 1998 with a seven year term and an exercise price of $21 per share (repriced to $10.50 per share on September 28, 1998).

     The Restated Credit Agreement also required the Company to (i) make principal payments from the proceeds of certain asset sales (ii) restrict the payment of dividends under certain circumstances, and (iii) maintain an Operating Cash Flow (as defined therein) to interest expense ratio (the "Interest Coverage Ratio") as follows: 1.5:1 for each quarter ending on or before September 30, 1998 and 2.5:1 thereafter, such rates to be calculated excluding interest payable from the interest escrow for the Notes. At March 31 and June 30, 1998 the lender waived the Interest Coverage Ratio covenant.

     On September 28, 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Restated Credit Agreement") with The Chase Manhattan Bank (hereinafter the "Lender"). The Second Restated Credit Agreement amends and increases the amount of the borrowing base available under the Restated Credit Agreement from $150,000,000 to $200,000,000. The maturity of the facility has been extended until December 31, 1999. The covenants under the Second Restated Credit Agreement are substantially similar to those of the Restated Credit Agreement, but the Second Restated Credit Agreement changes the Interest Coverage Ratio to not less than (i) 1.25:1 as of the end of the fiscal quarter ending on March 31, 1999; (ii) 1.50:1 as of the end of the fiscal quarter ending on June 30, 1999; and (iii) 2.00:1 as of the end of any fiscal quarter thereafter. Additionally, the Second Restated Credit Agreement no longer requires scheduled borrowing base redeterminations. If at any time after October 31, 1999, the aggregate principal amount outstanding under the Second Restated Credit Agreement exceeds an amount, which initially was set at $60,000,000 (defined therein as the "Threshold Amount") the excess must be prepaid immediately. The Second Restated Credit Agreement provides for interest at rates based on a margin of 4.50% over LIBOR or 3% over the higher of the prime rate of the Lender or the Federal funds rate plus .5%. These margins increase by 1% on January 1, 1999, and by an additional 1% on the last business day of each successive calendar quarter following January 1, 1999. The Company was paying a stated interest rate of 9.875% at September 30, 1998. A commitment fee of .5% per annum is charged on the balance of the unused commitment. Under the terms of the Second Restated Credit Agreement and related Warrant Agreement, the Company incurred fees of $2,625,000 consisting of cash and warrants with a ten year term at $0.01 per share to purchase 256,140 shares of the Company's common stock. In addition, the exercise price on the 200,000 warrants issued on July 10, 1998 was reset from $21 per share to $10.50 per share.

     Additionally, the Warrant Agreement provides for the issuance of warrants to the Lender to purchase an additional 256,140 shares of common stock of the Company, if the Company has not executed a purchase and sale agreement with a buyer for the sale of not less than 65% of the outstanding common stock of the Company prior to October 31, 1998. The exercise price on the warrants is $.01 per share with a ten year term. These warrants were issued on October 31, 1998, pursuant to the terms of the Warrant Agreement. If the Company has not satisfied the conditions to closing of such purchase and sale agreement by November 30,

1998, the Lender will receive additional warrants to purchase 768,420 shares of common stock of the Company at an exercise price of $.01 per share with a ten year term, and if the Company has not satisfied the conditions to closing of such purchase and sale agreement by December 31, 1998, the Lender will receive additional warrants to purchase 1,280,700 shares of common stock of the Company at an exercise price of $.01 per share with a ten year term. Therefore if the Company has not satisfied the conditions to closing of such purchase and sale agreement by December 31, 1998, the Lender could receive warrants to purchase a total of 2,561,400 shares, or approximately 10% of the Company's common stock, under the terms of the Second Restated Credit Agreement and related Warrant Agreement.

     The Company's effective interest rate for the Second Restated Credit Agreement includes the effect of both the additional warrants expected to be issued and the total interest expected to be incurred. Based upon the Company's stated interest rate at September 30, 1998 the effective interest rate for the Second Restated Credit Agreement will reach 16.3% if not repaid prior to its maturity date.

     At September 30, 1998, approximately $147 million was outstanding under the Second Restated Credit Agreement. On November 4, 1998, approximately $172 million was outstanding under the Second Restated Credit Agreement.

     At the Concessionaires' request, PTT reduced its maximum gas nomination from 115% of Daily Contract Quantities 85 MMCF per day (the "DCQ") from May through September 1998. This reduction reflected a prudent reservoir management measure. Effective October 1, 1998, PTT increased its nomination to 115% of DCQ, or approximately 98 MMCF per day. Because of production declines, the current rate of gas production cannot meet 115% of DCQ, nor can it meet DCQ. In order to maximize current cash flow, the Concessionaires have offset the effects of decrease gas volumes with increase oil volumes until such time as drilling, workover maintenance and additional platform installation increase gas production to an amount equal to or exceeding DCQ. Management believes the economic benefits of increased oil production exceed the costs of the gas price penalty (being a sum in cash equal to the difference between the daily quantity and the nominated quantity times 25% of the prevailing price during such period) incurred due to failure to meet the gas nomination.

     The Company makes, and is obligated to continue making, substantial expenditures for the development and production of oil and natural gas reserves. Additional expenditures could also be required for exploration activities. Since its inception, the Company has financed these expenditures primarily through a combination of equity infusions by its principal stockholders, bank and stockholder loans, the issuance of the Notes and the sale of common stock. The Company made approximately $57,226,000 in capital expenditures during the nine months ended September 30, 1998, and currently expects capital expenditures for 1998 to be approximately $100 million, of which approximately 70% to 80% is planned for development of the Benchamas Field. The Company also expects to expend funds over the next several years to support additional exploration and development activities in the Block. Recently, the Company has funded these activities with substantial additional bank borrowings under the Second Restated Credit Agreement and expects to continue doing so for the remainder of 1998. Should the Company not be able to access additional sources of funds in the near term, the Company will not generate sufficient cash flow to pay the principal and interest on its outstanding debt.

     As of November 4, 1998, the Company had $28 million available under the Second Restated Credit Agreement. The Company expects to exhaust its currently available cash reserve and available bank credit in January 1999. The Lender has informed the Company that it is not currently willing to increase the commitment under the Second Restated Credit Agreement. The Company must raise substantial additional funds to continue to fund activities subsequent to 1998. Otherwise, the Company will not have the ability to undertake or complete current and future drilling programs or to pay the principal and interest on its outstanding debt. There can be no assurance that increased bank commitments, debt, equity or other sources of funds will be available or that, if available, will be on terms acceptable to the Company or sufficient to meet these and other requirements. If the Company does not access substantial additional sources of funds in the near term, it will not have the ability to complete the development of proved undeveloped reserves in the Block, which will result in a downward revision of the Company's proved reserves and the recognition of a significant impairment charge by December 31, 1998. Such events will raise substantial doubt about the ability of the Company to continue as a going concern past that date. The Company continues to explore alternatives which may enable it to meet its capital commitments at an acceptable cost. No assurances can be given that such efforts will be successful in raising capital to continue pursuing development activities.

     On January 22, 1998, the Company announced that it intended to explore various strategic alternatives regarding the ongoing development of its interest in the Block. Exploration of these alternatives, including the possible merger or sale of the Company is ongoing. On November 12, 1998, the Company issued a statement reporting on the status of its efforts to explore such strategic alternatives. During this process, the Company has had discussions with numerous parties about their interest in acquiring the Company, but none of these discussions resulted in a definitive agreement. The Company is currently in discussions with one party on an exclusive basis. If a definitive merger agreement is reached, it may result in a per share value to shareholders which is less than the per share market price. No assurances can be given that any definitive merger agreement will be reached or that any sale or similar transaction will occur.

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

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial positions and measure them at fair value. The Standard is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 1999. The Company is evaluating the effects SFAS 133 may have on reported results.

YEAR 2000 COMPLIANCE

     The Year 2000 issue arises because many currently installed computer systems are not capable of distinguishing between 20th century dates and 21st century dates. This results from computer programs being written using two digits rather than four digits to define the applicable year. Consequently, on January 1, 2000, the year will revert to "00" in many non-Year 2000 compliant applications, and the time will appear to have reverted back 100 years to the year 1900. Therefore, in computing basic lengths of time, the Company's computer programs, certain building infrastructure components and any additional time-sensitive software that are non-Year 2000 compliant could suffer system failures or miscalculations which could cause personal injury and property damage. Disruption of activities such as operations, production or transportation or a temporary inability to process transactions may also result, any or all of which could affect materially and adversely the Company's business, financial condition or results of operations.

     The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 software failures. Therefore, in mid 1998 the Company began examining the Year 2000 issue in an effort to minimize the disruptions to the Company's business and potential Company liabilities that could result from Year 2000 software failures. The Company has engaged experts to assist in assessing system compliance and to complete remediation work where necessary.

     The Company has reviewed its information and operating systems located in its Houston headquarters. Based on this review, the Company believes that such financial and operational systems are Year 2000 compliant. Because the Company believes that its Houston headquarters systems are Year 2000 compliant, it has not developed a comprehensive contingency plan for the Houston headquarters. However, if the Company identifies significant risks related to its Year 2000 compliance in Houston, the Company will develop contingency plans as necessary. The Company has not incurred any material costs in making systems in its Houston headquarters Year 2000 compliant because the software and hardware was replaced as part of the Company's normal program of periodically upgrading such systems. The Company also has initiated efforts to evaluate the Year 2000 readiness of its key vendors. There can be no guarantee that Year 2000 problems originating with vendors will not occur, causing a loss of or delay in the delivery of products and services necessary to the Company's operations.

     As to computer systems and equipment used for the development and production of the Block, Thaipo Limited (the "Operator") operates such systems and is in the process of reviewing their Year 2000 compliance. While the Company has questioned the Operator about such compliance, the Company must rely on the representations of the Operator with respect to those issues. Experts engaged by the Company are assessing the Operator's system and advising the Company as to Year 2000 compliance as well as the consequences of any Year 2000 failures, and their necessary remediation. The Operator has completed an inventory which indicates that not all of its systems and equipment are Year 2000 compliant, and indicated that it is in the process of completing a plan to insure Year 2000 compliance; however, the Company has not yet been informed of the time frame for completion of such project or the costs expected to address such non-compliance. Until the Company receives more detailed information from the Operator regarding the Year 2000 compliance of the systems and equipment in Thailand, it is impracticable, if not impossible, to develop a useful contingency plan for such systems.

     The Company believes that Year 2000 interruptions in its customers' operations could impact its sales, receivables and/or cash flow. The Operator is also responsible for investigating compliance by customers of the Concessionaires. To date, the Company has not yet been informed of the status of such compliance.

     There can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, that technical resources will be available to perform any necessary remedial work or that third parties whose systems and operations impact the Company will not suffer from non-compliance. Year 2000 non-compliance could result in a material disruption of the Company's operations, production or deliveries, an interruption in its ability to collect amounts due from customers, personal injury or property damage or any number of other difficulties. Depending on the length and magnitude of non-compliance and system failure, any or all of these situations could have a material adverse impact on the Company's results of operations and financial position.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Restated Credit Agreement provided for the issuance to its commercial lenders of warrants to purchase common stock of the Company if the Company failed to attain certain levels of principal reduction under such facility. On July 10, 1998, warrants to purchase 200,000 shares of common stock were issued to the lenders pursuant to the warrant agreement. The warrants have a seven year term and an exercise price of $21 per share.

     The Company entered into the Second Restated Credit Agreement on September 28, 1998. At that time, the Company repriced the aforementioned warrants to purchase 200,000 shares of common stock from $21.00 per share to $10.50 per share. In addition, the Company issued the lender warrants to purchase 256,140 shares of common stock at $0.01 per share as part of the closing fees. On October 31, 1998, the Company issued the lender warrants to purchase 256,140 shares of common stock at $0.01 per share. Additional warrants representing up to 8% of the Company's outstanding common stock may vest in favor of the lender through December 31, 1998 if the Company has not satisfied the conditions to closing of an executed purchase and sale agreement for the sale of not less than 65% of the outstanding common stock of the Company.

     The Company received no proceeds from the issuance of the warrants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.1 -- Second Amended and Restated Credit Agreement

          10.2 -- Warrant Agreement between Rutherford-Moran Oil Corporation and the Chase Manhattan Bank

          10.3 -- Rutherford-Moran Incentive Bonus Plan adopted by the Board of Directors of the Company on May 7, 1998, as amended by the Board of Directors on August 27, 1998.

            27 -- Financial Data Schedule

     (b) Reports on Form 8-K

     Current Report on Form 8-K dated September 24, 1998 regarding the 1998 Annual Meeting of Shareholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            RUTHERFORD-MORAN OIL
                                            CORPORATION

                                            By:   /s/ DAVID F. CHAVENSON

                                              ----------------------------------
                                                     David F. Chavenson
                                             Vice President, Finance and Chief
                                              Financial Officer and Treasurer

Dated: November   , 1998

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

                                            RUTHERFORD-MORAN EXPLORATION COMPANY

                                            By:   /s/ DAVID F. CHAVENSON
                                              ----------------------------------
                                                      David F. Chavenson
                                              Treasurer and Director (Principal
                                                    Financial and Accounting
                                                            Officer)

Dated: November   , 1998

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

                                            THAI ROMO HOLDINGS, INC.

                                            By:   /s/ DAVID F. CHAVENSON
                                              ----------------------------------
                                                      David F. Chavenson
                                              Treasurer and Director (Principal
                                                    Financial and Accounting
                                                            Officer)

Dated: November   , 1998

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

                                            THAI ROMO LIMITED

                                            By:   /s/ DAVID F. CHAVENSON
                                              ----------------------------------
                                                      David F. Chavenson
                                              Director (Principal Financial and
                                                      Accounting Officer)

Dated: November   , 1998